Form 10-Q
period 1999-06-30
IXL ENTERPRISES INC
filed 1999-08-16
CIK 1018705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File No.   000-26167



                              iXL ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                                    58-2234342
---------------------------------------------                  --------------------------------
(State or other jurisdiction of incorporation)                 (IRS Employer Identification No.)


      1888 Emery Street, NW, Atlanta, Georgia                                30318
      ---------------------------------------                              ---------
      (Address of principal executive offices)                             (Zip Code)


                                 (404) 267-3800
                           ---------------------------
              (Registrant's telephone number, including area code)


                           ---------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Title of each class                          Outstanding at August 10, 1999,
    -------------------                          -------------------------------
Common Stock, $.01 par value                                64,542,478
                              iXL ENTERPRISES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                           QUARTER ENDED JUNE 30, 1999


                                                                                                            Page No.
                          PART I FINANCIAL INFORMATION


Item 1.      Consolidated Financial Statements (Unaudited) ..............................................       1
             Consolidated Balance Sheet at June 30, 1999 and
                December 31, 1998........................................................................       1
             Consolidated Statement of Operations for the
                Three And Six Months Ended June 30, 1999 and 1998........................................       2
             Consolidated Statement of Cash Flows for the
                Six Months Ended June 30, 1999 and 1998..................................................       3
             Notes to Consolidated Financial Statements..................................................       4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                Of Operations............................................................................       7


                            PART II OTHER INFORMATION


Item 2.      Changes in Securities and Use of Proceeds...................................................      13
Item 6.      Exhibits and Reports on Form 8-K............................................................      14

Signatures ..............................................................................................      15

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                     iXL ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                              JUNE 30,      DECEMBER 31,
                                                                                1999            1998
                                                                             ---------       ---------
                                                                            (unaudited)
ASSETS:
Cash and cash equivalents .............................................      $ 134,789       $  19,259
Accounts receivable, net ..............................................         29,884          17,737
Unbilled revenues .....................................................         19,009           8,089
Prepaid expenses and other assets .....................................          9,743           3,355
                                                                             ---------       ---------
          Total current assets ........................................        193,425          48,440
Property and equipment, net ...........................................         37,437          27,975
Intangible assets, net ................................................         53,764          64,217
Other non-current assets ..............................................            920           2,319
                                                                             ---------       ---------
          Total assets ................................................      $ 285,546       $ 142,951
                                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable ......................................................      $   8,550       $   6,438
Deferred revenues .....................................................         10,970           6,072
Accrued liabilities ...................................................         14,104           7,943
Current portion of long-term debt .....................................            570             868
                                                                             ---------       ---------
          Total current liabilities ...................................         34,194          21,321

Long-term debt ........................................................          1,408          20,552
                                                                             ---------       ---------
          Total liabilities ...........................................         35,602          41,873
                                                                             ---------       ---------

Mandatorily redeemable preferred stock ................................             --          65,679
Mandatorily redeemable preferred stock of subsidiary ..................         48,086           9,839
Stockholders' equity
     Class A Convertible Preferred Stock ..............................             --               2
     Common stock .....................................................            648             163
     Additional paid-in capital .......................................        299,961          94,820
     Accumulated deficit ..............................................       (100,415)        (65,760)
     Accumulated other comprehensive income (loss) ....................          5,664             (10)
     Treasury stock at cost ...........................................           (888)           (888)
     Note receivable from stockholder .................................           (900)           (900)
     Unearned compensation ............................................         (2,212)         (1,867)
                                                                             ---------       ---------
          Total stockholders' equity ..................................        201,858          25,560
                                                                             ---------       ---------
          Total liabilities, mandatorily redeemable preferred stock and
             stockholders' equity .....................................      $ 285,546       $ 142,951
                                                                             =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     iXL ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                      -----------------------       -----------------------
                                                        1999           1998           1999           1998
                                                      --------       --------       --------       --------
Revenues .......................................      $ 45,896       $ 10,520       $ 78,908       $ 17,384
Cost of revenues ...............................        27,044          8,086         46,627         12,985
                                                      --------       --------       --------       --------
     Gross profit ..............................        18,852          2,434         32,281          4,399
Sales and marketing expenses ...................        11,308          2,887         19,458          4,923
General and administrative expenses ............        15,320          5,862         31,045          8,818
Research and development expenses ..............         1,337          1,322          2,395          2,229
Depreciation ...................................         2,931            955          5,215          1,654
Amortization ...................................         4,333          1,709          8,684          2,891
                                                      --------       --------       --------       --------
     Loss from operations ......................       (16,377)       (10,301)       (34,516)       (16,116)
Other (expense) income, net ....................          (183)            17           (114)            53
Loss on equity investment ......................            --           (508)           (65)          (903)
Interest income ................................           517            106            733            370
Interest expense ...............................          (357)           (19)          (693)           (47)
                                                      --------       --------       --------       --------
     Loss before income taxes ..................       (16,400)       (10,705)       (34,655)       (16,643)
Income tax expense .............................            --             --             --             --
                                                      --------       --------       --------       --------
     Net loss ..................................       (16,400)       (10,705)       (34,655)       (16,643)

Dividends and accretion on mandatorily
     redeemable preferred stock ................       (14,769)        (1,753)       (20,062)        (2,478)
                                                      --------       --------       --------       --------

     Net loss available to common stockholders .      $(31,169)      $(12,458)      $(54,717)      $(19,121)
                                                      ========       ========       ========       ========

     Basic and diluted net loss per common share      $  (1.09)      $  (1.29)      $  (2.44)      $  (2.10)
                                                      ========       ========       ========       ========

     Weighted average common shares outstanding.        28,719          9,657         22,401          9,124
                                                      ========       ========       ========       ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     iXL ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                                 1999           1998
                                                              ---------       --------
Cash flows from operating activities
Net loss ...............................................      $ (34,655)      $(16,643)
Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation ......................................          5,215          1,654
     Amortization ......................................          8,684          2,891
     Provision for bad debts ...........................          1,321            275
     Non-cash investment and losses in equity affili-
        ate and amortization ...........................             65            774
     Stock option and warrant expense ..................          3,716             --
     Changes in assets and liabilities, net of effects
        from purchase of subsidiaries
          Accounts receivable ..........................        (13,468)        (4,083)
          Unbilled revenues ............................        (10,920)        (1,721)
          Prepaid expenses and other assets ............            118         (2,299)
          Accounts payable and accrued liabilities .....          8,751          2,773
          Deferred revenues ............................          4,898          2,567
                                                              ---------       --------
          Net cash used in operating activities ........        (26,275)       (13,812)
                                                              ---------       --------
Cash flows from investing activities
     Purchases of property and equipment ...............        (14,535)        (8,590)
     Purchases of subsidiaries, net of cash acquired ...             --         (6,090)
     Proceeds from sale of fixed and intangible assets .          1,892             --
                                                              ---------       --------
          Net cash used in investing activities ........        (12,643)       (14,680)
                                                              ---------       --------
Cash flows from financing activities
     Proceeds from borrowings ..........................             --          4,000
     Repayment of borrowings ...........................        (19,754)          (214)
     Proceeds from issuance of mandatorily
        redeemable preferred stock .....................             --          4,935
     Proceeds from issuance of stock ...................        125,110          2,383
     Proceeds from issuance of mandatorily
        redeemable preferred stock of subsidiary .......         49,296             --
     Acquisition of treasury stock .....................             --           (788)
                                                              ---------       --------
          Net cash provided by financing activities ....        154,652         10,316
                                                              ---------       --------
Effect of exchange rate changes on cash and cash
   equivalents .........................................           (204)            --
          Net increase (decrease) in cash and cash
             equivalents ...............................        115,530        (18,176)
Cash and cash equivalents at beginning of period .......         19,259         23,038
                                                              ---------       --------
Cash and cash equivalents at end of period .............      $ 134,789       $  4,862
                                                              =========       ========
Non-cash investing and financing activities
     Acquisition of equipment through capital leases ...      $     312       $    382
                                                              =========       ========
     Unrealized gain on marketable securities ..........      $   5,878       $     --
                                                              =========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     iXL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         iXL Enterprises, Inc. ("iXL") is a leading Internet services company, which provides Internet strategy consulting and comprehensive Internet-based solutions to Fortune 1000 companies and other corporate users of information technology. iXL helps businesses identify how the Internet can be used to their competitive advantage and provides expertise in creative design and systems engineering to design, develop and deploy advanced Internet applications and solutions. In addition to its Internet services offerings, iXL operates Consumer Financial Network, Inc. ("CFN"), a sophisticated e-commerce platform for marketing financial services and employee benefits over corporate intranets and the Internet, as well as through a telesales center.

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by iXL pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in iXL's Registration Statement filed on Form S-1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of iXL's financial condition as of June 30, 1999, the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and the results of its cash flows for the six month periods ended June 30, 1999 and 1998. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1999.

3.       MARKETABLE SECURITIES

         Effective August 27, 1996, iXL acquired a 22% equity interest in the outstanding convertible preferred stock of University Netcasting, Inc. ("UNI"). From August, 1996 until May, 1999 iXL accounted for this investment under the equity method of accounting. During June 1999, UNI merged with Student Advantage, Inc. ("Student Advantage") and Student Advantage subsequently completed its initial public offering. Accordingly, iXL's ownership in UNI was converted into common stock of Student Advantage. Based upon the changes in the nature of this investment, iXL now accounts for it using Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). iXL classifies this investment as an available-for-sale security and accordingly is reporting the investment on the balance sheet at its fair value at June 30, 1999. This resulted in the reporting of an unrealized holding gain of $5.9 million included in accumulated other comprehensive income in the stockholders' equity section of the balance sheet.

4.       STOCKHOLDERS' EQUITY

         Initial Public Offering--On June 8, 1999, iXL completed an initial public offering of Common Stock that resulted in the issuance of 6,000,000 shares of Common Stock with an initial public offering price of $12.00 per share. Automatically upon the initial public offering, all of the then outstanding shares of mandatorily redeemable preferred stock and preferred stock were reclassified into 37,798,119 shares of Common Stock. In connection with the initial public offering, iXL offered the underwriters of the offering an option to purchase an additional 900,000 shares of Common Stock ("Underwriter's Over-allotment") at the offering's $12.00 per share offering price. This option was exercised on June 14, 1999. Proceeds to iXL from its initial public offering and the related

Underwriter's Over-allotment, net of underwriting discounts and costs of the offering, were approximately $71.7 million.

         Transactions with General Electric Company--Concurrent with iXL's initial public offering, iXL also completed a private placement offering of Common Stock which resulted in the issuance of 2,000,000 shares of Common Stock at $12.00 per share to affiliates of General Electric Company ("GE"). Proceeds to iXL from this private placement, net of offering costs, were approximately $23.3 million.

         Also on June 8, 1999, iXL completed a private placement offering which resulted in the issuance of 16,190,475 shares of CFN's Series B mandatorily redeemable convertible preferred stock to GE for approximately $49.3 million, net of offering costs. This investment represents 12.5% of CFN on an as converted basis which increases GE's investment in CFN to 23% on an as converted basis.

5.       WARRANT ISSUANCES

         On June 8, 1999, iXL issued GE warrants to purchase 1,500,000 shares of iXL's Common Stock at an exercise price of $12 per share. These warrants were granted in consideration for GE (a) implementing a mutually acceptable marketing campaign to advertise its relationships with iXL and CFN, and (b) entering into an agreement to use reasonable efforts to provide access to CFN's platform to employees of GE Capital Equity Investments, Inc. The fair value of the warrants to purchase 1,500,000 shares of Common Stock of $12.6 million has been calculated using the Black Scholes option pricing model. Of the total value allocated to the warrants, $11.2 million has been allocated to and recorded as a reduction of mandatorily redeemable preferred stock of subsidiary and an increase in additional paid-in capital. This amount will be accreted over the redemption period to increase the carrying value of the CFN Series B convertible preferred stock to its redemption value of $50 million. The remaining $1.4 million of the warrant value has been allocated to the marketing campaign and the agreement to provide access to CFN's platform to employees of GE Capital Equity Investments, Inc. and will be charged to expense as the services are performed.

         On April 7, 1999, iXL issued GE warrants to purchase 1,000,000 shares of iXL's Common Stock at an exercise price of $15 per share. These warrants were issued in connection with a services agreement entered into with GE which provides that GE will purchase $20 million of services from iXL. The fair value of these warrants of $4.8 million has been calculated using the Black Scholes option pricing model. The related charge will be recorded as contra revenue over the period of time that iXL provides services to GE.

6.       LONG-TERM DEBT

         On June 8, 1999, iXL repaid all outstanding borrowings under its credit agreement with a portion of the proceeds from its initial public offering.

7.       NET LOSS PER SHARE

         Net loss per share is calculated following Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires companies to present basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of outstanding stock options and warrants to purchase Common Stock, whereas diluted earnings per share includes the effect of such items. There is no difference between basic and diluted earnings per share because the effect of the iXL's common share equivalents would be anti-dilutive.


8.       ACCUMULATED OTHER COMPREHENSIVE INCOME

         During 1998, iXL adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") which establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                             ---------------------------    -------------------------
                                                1999            1998           1999           1998
                                              --------       --------       --------       --------
                                                                  (in thousands)
Net loss                                      $(16,400)      $(10,705)      $(34,655)      $(16,643)
Foreign currency translation adjustment            (87)            --           (204)            --
Unrealized gain on marketable securities         5,878             --          5,878             --
                                              --------       --------       --------       --------
         Comprehensive loss                   $(10,609)      $(10,705)      $(28,981)      $(16,643)
                                              ========       ========       ========       ========

9.       SEGMENT REPORTING

         iXL operates in two business segments: strategic Internet services, which includes Internet strategy consulting, Internet-based business solutions and solution set; and CFN, an e-commerce platform for marketing financial services and employee benefits.

         iXL's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology, strategic competencies, and marketing strategies.

         Information concerning the operations in these reportable segments is as follows:

                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                   ---------------------------   -------------------------
                                      1999           1998            1999          1998
                                    --------       --------       --------       --------
                                                       (in thousands)
Revenues
   Strategic Internet Services      $ 45,706       $ 10,503       $ 78,234       $ 17,362
   CFN                                   375             17            859             22
   Eliminations                         (185)            --           (185)            --
                                    --------       --------       --------       --------
                                    $ 45,896       $ 10,520       $ 78,908       $ 17,384
                                    ========       ========       ========       ========

Gross Profit (Loss)
   Strategic Internet Services      $ 19,413       $  3,143       $ 33,085       $  5,579
   CFN                                  (376)          (709)          (619)        (1,180)
   Eliminations                         (185)            --           (185)            --
                                    --------       --------       --------       --------
                                    $ 18,852       $  2,434       $ 32,281       $  4,399
                                    ========       ========       ========       ========

Loss from operations
   Strategic Internet Services      $ (9,077)      $ (6,884)      $(22,837)      $(10,607)
   CFN                                (7,300)        (3,417)       (11,679)        (5,509)
                                    --------       --------       --------       --------
                                    $(16,377)      $(10,301)      $(34,516)      $(16,116)
                                    ========       ========       ========       ========

Depreciation and amortization
   Strategic Internet Services      $  6,923       $  2,500       $ 13,269       $  4,275
   CFN                                   341            164            630            270
                                    --------       --------       --------       --------
                                    $  7,264       $  2,664       $ 13,899       $  4,545
                                    ========       ========       ========       ========

                                                               AS OF
                                                ----------------------------------------
                                                JUNE 30, 1999          DECEMBER 31, 1998
                                                -------------          -----------------
                                                             (in thousands)
         Identifiable assets:
            Strategic Internet Services            $191,833                 $86,207
            CFN                                      53,370                   9,696
                                                   --------                 -------
                                                   $245,203                 $95,903
                                                   ========                 =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis Of Financial Condition and Results Of Operations contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding iXL's strategy, financial performance, and revenue sources. These risks may cause iXL's actual results to differ materially from any future results expressed or implied by these forward-looking statements. For a detailed discussion of such risks, see the "Risk Factors" section contained in iXL's Registration Statement filed on Form S-1.

OVERVIEW

         iXL is a leading Internet services company which provides Internet strategy consulting and comprehensive Internet-based solutions to Fortune 1000 companies and other corporate users of information technology. iXL helps businesses identify how the Internet can be used to their competitive advantage and uses its expertise in creative design and systems engineering to design, develop and deploy advanced Internet applications and solutions.

         iXL was founded in March 1996, and since that time has acquired a total of 34 companies. All of iXL's acquisitions have been accounted for using the purchase method. Therefore, the historical financial data include the results of operations of companies acquired from their respective acquisition dates. iXL has incurred substantial losses since its inception and anticipates continuing to incur substantial losses for the foreseeable future. As of June 30, 1999, iXL had an accumulated deficit of approximately $100 million. Although iXL has experienced revenue growth, this growth may not be sustainable or indicative of future results of operations.

         iXL's customers generally retain iXL on a project-by-project basis. iXL typically does not have material contracts that commit a customer to use its services on a long-term basis. Revenue is recognized primarily using the percentage of completion method on a contract-by-contract basis. iXL's use of the percentage of completion method of revenue recognition requires management to estimate the degree of completion of each project. To the extent these estimates prove to be inaccurate, the revenues and gross profits reported for periods during which work on the project is ongoing may not accurately reflect the final results of the project. Any anticipated losses on projects are charged to earnings when identified. Historically, iXL has primarily priced its projects on a fixed-price basis, rather than on a time and materials basis, and has typically assumed the fixed-price contracts of companies it has acquired. In order to mitigate risks associated with fixed-price contracts, iXL is primarily negotiating new contracts on a time and materials basis. During the three months ended June 30, 1999 approximately 40% of its contracts were on a time and materials basis up from approximately 20% during the three months ended March 31, 1999. iXL has implemented an internally developed estimation process to determine the fixed price for an engagement, and has standardized pricing throughout its offices. This methodology incorporates standard personnel billing rates, project implementation risks and the overall technical complexity of the project. We believe that the standardization of pricing throughout our network of offices will decrease project pricing risk.

         Through both acquisitions and its directed marketing efforts, iXL has established a diversified base of clients in a wide range of industries, including the industries targeted by iXL's marketing efforts.

         iXL's revenues are comprised of fees from Internet strategy consulting, Internet-based business solutions and iXL Solution Sets. iXL's revenue composition has changed substantially from inception, and iXL expects further change as its business develops. Historically, a substantial majority of iXL's revenues have been derived from traditional website development and the implementation of iXL's Solution Sets. To succeed, iXL must leverage its existing relationships and establish new relationships in order to substantially increase the revenues derived from more comprehensive strategic Internet services.

         We have entered into multi-year services agreements with General Electric and Delta Air Lines under which we have agreed to provide strategic Internet services. These agreements guarantee minimum payments to iXL for services provided by iXL. In connection with these agreements, we have issued warrants to General Electric and Delta Air Lines which will result in non-cash charges that will reduce our reported revenue. For Delta Air Lines, this charge will be approximately $1.2 million, reducing the $10 million of guaranteed revenue from Delta in 1999 and early 2000 to $8.8 million, and for General Electric this charge will be approximately $4.8 million, reducing the $20 million of guaranteed revenue from General Electric in 1999 and early 2000 to $15.2 million.

         iXL's expenses include cost of revenues, sales and marketing, general and administrative, and research and development expenses. Cost of revenues includes salaries, benefits and related overhead expenses associated with the generation of revenues. Sales and marketing expenses include promotion, new business generation expenses and the salary and benefit costs of personnel in these functions. General and administrative expenses include management, accounting, legal and human resources costs. Research and development expenses include salary and benefit costs of technical personnel developing Solution Sets and component frameworks. iXL's expenses also include non-cash charges related to option grants and warrant issuances.

         In connection with (1) the reasonable efforts of GE Capital Equity Investments, Inc. to provide the CFN platform to its employees and (2) the marketing agreement among iXL and General Electric, iXL issued warrants to purchase 1,500,000 shares of Common Stock at $12 per share to General Electric. iXL believes the value of these marketing services to be $1.2 million and accordingly this marketing campaign will result in $1.2 million of marketing expenses to be recorded in the 12 month period from April, 1999 through March, 2000. iXL recorded approximately $300,000 of the $1.2 million marketing expenses during the three months ended June 30, 1999. Net loss available to Common Stockholders and stockholders' equity will also be impacted by non-cash charges related to this warrant issuance.

         iXL's future success will depend in large part upon its ability to attract, train and retain additional highly skilled executive-level management and creative, technical, consulting and sales personnel. Competition for such personnel is intense, and iXL is unsure that it will be successful in attracting, training and retaining such personnel. Historically iXL has experienced significant employee turnover, and its ability to control employee turnover will have a significant impact on its profitability.

         CFN has expended and will continue to expend significant resources to build electronic data interchange interfaces with participating institutions, to grow its technology infrastructure, to add additional participating companies and employees to the platform and to establish access to the CFN platform for participating companies' employees. These expenditures must be incurred in advance of the recognition of revenue. None of these expenses is incurred under long-term vendor contracts. As a result, these expenses are expensed as incurred, except for fixed asset purchases which are depreciated over their expected useful lives. CFN recognizes revenue upon completion of an end-user transaction through the CFN operating network, which also will require the realization of expenses in advance of related revenue. To date, the volume of transactions on CFN has been limited and, accordingly, the revenue recognized has been minimal. As a result, iXL may not be able to achieve or sustain profitability. CFN incurred an operating loss of $13.5 million for the year ended December 31, 1998 and $11.7 million for the six months ended June 30, 1999.

         iXL incurred non-cash stock compensation expense related to its option grants for the six months ended June 30, 1999, totaling $2.1 million as compared to zero for the six months ended June 30, 1998. iXL expects to recognize approximately $2.9 million in 1999, $850,000 in 2000, $600,000 in 2001 and $330,000 in 2002 in stock compensation expense relating to the grant of options in 1998 and 1999.

ACQUISITION PROGRAM

         iXL has acquired a total of 34 businesses since its inception and intends to continue acquiring similar businesses. There have been no acquisitions during the six months ended June 30, 1999. During the six months ended June 30, 1998 iXL acquired eight businesses, three of which occurred during the three months ended June 30, 1998. iXL evaluates acquisitions based on numerous quantitative and qualitative factors. Quantitative factors include historical and projected revenues and profitability, geographic coverage and contract backlog. Qualitative factors include strategic and cultural fit, management skills, customer base and technical proficiency. Most of the consideration paid by iXL for prior acquisitions has been in the form of Common Stock. iXL anticipates that Common Stock and options to acquire Common Stock will continue to constitute most of the consideration used to make future acquisitions. iXL's acquisition program will result in additional ownership dilution to current investors.

         All of iXL's acquisitions have been accounted for using the purchase method. The results of operations of the acquired entities are consolidated with those of iXL from the date of the acquisition. For each acquisition, a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair market values on the acquisition date. A portion of the purchase price in excess of tangible and identifiable intangible assets and liabilities assumed is allocated to goodwill and amortized on a straight-line basis over the estimated period of benefit, which is primarily five years. Identifiable intangible assets consist primarily of assembled workforce and are being amortized over a period of three years. iXL expects additional acquisition-related amortization expense as a result of its acquisition program.

         iXL anticipates that a material portion of its future growth will be accomplished by acquiring existing businesses. iXL has filed a registration statement on Form S-4 registering 4,000,000 shares of Common Stock for use in future acquisitions. Much of iXL's growth in personnel has been through acquisitions. The success of this plan depends upon, among other things, iXL's ability to integrate acquired personnel, operations, products and technologies into its organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. iXL cannot guarantee that it will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms to finance such acquisitions, consummate such acquisitions or successfully integrate acquired personnel and operations.


RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1999 and June 30, 1998

         Revenues. Revenues increased $35.4 million, or 336%, to $45.9 million for the quarter ended June 30, 1999 from $10.5 million for the quarter ended June 30, 1998. The increase was primarily attributable to a series of acquisitions and to an aggressive hiring initiative which expanded our client base and headcount. The growth was also due to an increase in the number and size of client engagements and the development and growth of industry practice groups.

         Cost of revenues. Cost of revenues increased $18.9 million, or 234%, to $27.0 million for the quarter ended June 30, 1999 from $8.1 million for the quarter ended June 30, 1998. As a percentage of revenues, cost of revenues decreased from 77% for the quarter ended June 30, 1998 to 59% for the quarter ended June 30, 1999. The dollar increase was primarily attributable to an increase in headcount due to the integration of the companies acquired by iXL, organic growth in billable headcount, as well as to employee training and the development of the CFN. The decrease as a percentage of revenues was primarily attributable to increases in billing rates and improvements in revenue per billable employee.

         Sales and marketing expenses. Sales and marketing expenses increased $8.4 million, or 292%, to $11.3 million for the quarter ended June 30, 1999 from $2.9 million for the quarter ended June 30, 1998. As a percentage of revenues, sales and marketing expenses decreased from 27% for the quarter June 30, 1998 to 25% for the quarter ended June 30, 1999. The dollar increase was primarily attributable to the increase in headcount due to the integration of the companies acquired by iXL since April 1, 1998, as well as the development of iXL's sales and marketing infrastructure and staff. Also included in this increase was $258,000 of non-cash expense related to stock compensation charges and $500,000 of non-cash marketing expense related to warrant issuances.

         General and administrative expenses. General and administrative expenses increased $9.4 million, or 161%, to $15.3 million for the quarter ended June 30, 1999 from $5.9 million for the quarter ended June 30, 1998. As a percentage of revenues, general and administrative expenses decreased from 56% for the quarter ended June 30, 1998 to 33% for the quarter ended June 30, 1999. The dollar increase was primarily attributable to the increase in headcount due to the integration of the companies acquired by iXL since April 1, 1998, as well as the expansion of management infrastructure to support the growth in iXL's operations. Also included in this increase was $347,000 of non-cash expense related to stock compensation charges.

         Research and development expenses. Research and development expenses remained constant at $1.3 million for the quarter ended June 30, 1999 from the quarter ended June 30, 1998. As a percentage of revenues, research and development expenses decreased from 13% for the quarter ended June 30, 1998 to 3% for the quarter ended June 30, 1999.

         Depreciation. Depreciation expenses increased $1.9 million to $2.9 million for the quarter ended June 30, 1999 from $1.0 million for the quarter ended June 30, 1998. The increase related to the depreciation of assets of the companies acquired by iXL since April 1, 1998 and the investments in physical infrastructure at these companies after acquisition.

         Amortization. Amortization expense increased $2.6 million to $4.3 million for the quarter ended June 30, 1999 from $1.7 million for the quarter ended June 30, 1998. The increase was a result of the goodwill and assembled workforce recorded in connection with the acquisitions which took place during 1998.

Comparison of Six Months Ended June 30, 1999 and June 30, 1998

         Revenues. Revenues increased $61.5 million, or 354%, to $78.9 million for the six months ended June 30, 1999 from $17.4 million for the six months ended June 30, 1998. The increase was primarily attributable to a series of acquisitions and to an aggressive hiring initiative which expanded our client base and headcount. The growth was also due to an increase in the number and size of client engagements and the development and growth of industry practice groups.

         Cost of revenues. Cost of revenues increased $33.6 million, or 259%, to $46.6 million for the six months ended June 30, 1999 from $13.0 million for the six months ended June 30, 1998. As a percentage of revenues, cost of revenues decreased to 59% for the six months ended June 30, 1999, down from 75% for the six months ended June 30, 1998. The dollar increase was primarily attributable to an increase in headcount due to the integration of the companies acquired by iXL, organic growth in billable headcount, as well as to employee training and the development of CFN. Also included in this increase was $115,000 of non-cash expense related to stock compensation charges. The decrease as a percentage of revenues was primarily attributable to increases in billing rates and improvements in revenue per billable employee.

         Sales and marketing expenses. Sales and marketing expenses increased $14.6 million, or 295%, to $19.5 million for the six months ended June 30, 1999 from $4.9 million for the six months ended June 30, 1998. As a percentage of revenues, sales and marketing expenses decreased to 25% for the six months ended June 30, 1999, down from 28% for the six months ended June 30, 1998. The dollar increase was primarily attributable to the increase in headcount due to the integration of the companies acquired by iXL since January 1, 1998, as well as the development of iXL's sales and marketing infrastructure and staff. Also included in this increase was $675,000 of non-cash expense related to stock compensation charges and $500,000 of non-cash marketing expense related to warrant issuances.

         General and administrative expenses. General and administrative expenses increased $22.2 million, or 252%, to $31.0 million for the six months ended June 30, 1999 from $8.8 million for the six months ended June 30, 1998. As a percentage of revenues, general and administrative expenses decreased to 39% for the six months ended June 30, 1999, from 51% for the six months ended June 30, 1998. The dollar increase was primarily attributable to the increase in headcount due to the integration of the companies acquired by iXL since January 1, 1998, as well as the expansion of management infrastructure to support the growth in iXL's operations. Also included in this increase was $1.3 million of non-cash expense related to stock compensation charges.

         Research and development expenses. Research and development expenses increased $166,000, or 7%, to $2.4 million for the six months ended June 30, 1999 from $2.2 million for the six months ended June 30, 1998. As a percentage of revenues, research and development expenses decreased to 3% for the six months ended June 30, 1999, from 13% for the six months ended June 30, 1998.

         Depreciation. Depreciation expenses increased $3.5 million, or 215%, to $5.2 million for the six months ended June 30, 1999 from $1.7 million for the six months ended June 30, 1998. The increase related to the depreciation of assets of the companies acquired by iXL since January 1, 1998 and the investments in physical infrastructure at these companies after acquisition.

         Amortization. Amortization expenses increased $5.8 million, or 200%, to $8.7 million for the six months ended June 30, 1999 from $2.9 million for the six months ended June 30, 1998. The increase was a result of the goodwill and assembled workforce recorded in connection with the acquisitions which took place during 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to its initial public offering, iXL financed its operations primarily through private sales of capital stock, which totaled approximately $132.2 million in aggregate net proceeds. On June 8, 1999, iXL completed its initial public offering and received net proceeds of $61.7 million from the sales of 6,000,000 shares of Common Stock. On June 14, 1999, the underwriters exercised their over-allotment option resulting in the sale of 900,000 additional shares of Common Stock for net proceeds of $10.0 million. On June 8, 1999, CFN received net proceeds of approximately $49.3 million from the sale of 16,190,475 shares of CFN's Series B Convertible Preferred Stock.

         On July 29, 1998, iXL entered into a credit facility with Chase Manhattan Bank providing for borrowings of up to $20.0 million. At December 31, 1998, approximately $20.0 million of borrowings were outstanding under this credit facility. In January 1999, iXL repaid all of the approximately $9.4 million then outstanding under the revolving facility of the credit facility. Additionally, iXL repaid all of the amounts outstanding under the credit facility with a portion of the net proceeds of its initial public offering. The $10 million term facility commitment terminated upon this payment, and only the revolving commitment of $10 million remains available under the credit facility. iXL's obligations under the credit facility are secured by substantially all of the assets of iXL and its domestic subsidiaries other than CFN and CFN's subsidiaries. These obligations are also secured by all of the stock of iXL's domestic subsidiaries, other than CFN's subsidiaries, and 65% of the stock of iXL's foreign subsidiaries. Borrowings under the credit facility accrue interest at a rate of 2% plus the greater of Chase Manhattan Bank's prime rate or .5% plus the weighted average of the rates on overnight Federal funds transactions. As of June 30, 1999, there were no amounts outstanding under the credit facility.

         At June 30, 1999, iXL had approximately $134.8 million in cash and cash equivalents. For the period from inception to June 30, 1999, iXL used approximately $75.5 million, $27.9 million and $42.2 million to fund operating activities, acquisition activities, and capital expenditures, respectively. These expenditures were financed primarily with proceeds of sales of iXL's capital stock.

         In addition, at June 30, 1999, iXL had outstanding commitments for capital expenditures totaling approximately $2.8 million, primarily related to the expansion of and equipment purchases by its Atlanta, Chicago and Boston offices and CFN. The remainder of iXL's significant commitments consist of obligations outstanding under operating leases.

         iXL believes its available cash resources and credit facilities will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. However, iXL may need to raise significant additional funds sooner in order to support its growth, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities.

YEAR 2000 RISK

         Many currently installed computer systems and software products are coded to accept only two-digit entries to identify a year in the date code field. Consequently, on January 1, 2000, many of these systems could fail or malfunction because they may not be able to distinguish between 20th century dates and 21st century dates. Accordingly, many companies, including iXL and iXL's customers, potential customers, vendors and strategic partners, may need to upgrade their systems to comply with applicable "Year 2000" requirements.

         Because iXL and its clients are dependent, to a very substantial degree, upon the proper functioning of its and their computer systems, a failure of its or their systems to correctly recognize dates beyond December 31, 1999 could materially disrupt operations, which could materially and adversely affect iXL's business, results of operations and financial condition. Additionally, iXL's failure to provide Year 2000 compliant products and services to our clients could result in financial loss, reputation harm and legal liability.

         In 1998, iXL formed a Year 2000 Assessment and Contingency Planning Committee to review both its information technology systems, hardware and software, and its non-information technology systems, and where necessary to plan for and supervise the remediation of those systems. The Y2K Committee is headed by the Chief Information Officer of iXL, Inc. Other members of the Y2K Committee include two full-time outside consultants and one full-time and four part-time company employees. The Y2K Committee, utilizing iXL's iD5 engagement methodology, has divided iXL's Year 2000 efforts into five phases: discovery , definition, design, development and deployment. Each of these phases has been completed. iXL believes it has identified its mission critical systems. iXL has obtained confirmations from the providers of these systems that they are Year 2000 compliant. iXL is conducting internal tests of such systems as part of its Year 2000 efforts.

         iXL is researching Year 2000 compliance of all existing iXL systems supplied by third party providers. Where Year 2000 compliance documentation is not publicly available, iXL is issuing written requests to these providers to certify Year 2000 compliance. iXL has already obtained written certification regarding the critical hardware and software systems used to assemble client solutions or to support iXL's internal electronic infrastructure. iXL has obtained written certification regarding facilities items such as elevators and other non-standard applications and systems.

         iXL has not identified any older systems of the varieties more likely susceptible to Year 2000 problems. Consequently, iXL believes its greatest potential exposure will be presented by the failure of external systems such as utilities and telecommunications. Further, if iXL's clients experience Year 2000 problems, iXL may be precluded from continuing to provide services for these clients until the problems are resolved. Internally, iXL believes its greatest potential exposure would be presented by its accounting systems, although these functions can be handled manually without interrupting iXL's business.

         iXL does not intend to examine third party readiness, although CFN is examining the readiness of third parties that provide date sensitive information critical to CFN's business. iXL is also not researching its clients' readiness, except to the extent clients request iXL to examine solutions delivered by iXL.

         iXL is developing contingency plans for critical individual information technology systems and non-information technology systems for implementation, if required, due to Year 2000 risks not fully resolved by iXL's Year 2000 program. Management currently believes that the Year 2000 risk will not pose significant operational problems for iXL's computer systems. However, there is no guarantee that iXL's Year 2000 program, including consulting with third parties, will avoid any material adverse effect on iXL's operations, customer relations or financial condition. iXL estimates the total cost of its Year 2000 program to be approximately $165,000, $146,000 of which has been incurred as of June 30, 1999. However, there is no guarantee that the actual costs incurred will not be materially higher than this estimate. See "Risk Factors--Risks Related to iXL's Business--Year 2000 risks may adversely affect our business."

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which postpones the mandatory adoption of FAS 133 by iXL until March 31, 2001. iXL has not entered into any derivative financial instruments.


PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 2, 1999, the Securities and Exchange Commission declared iXL's Registration Statement on Form S-1 (File No. 333-71937) effective. On June 8, 1999, iXL closed its offering of an aggregate of 6,000,000 shares of iXL's Common Stock at an aggregate offering price of $72,000,000. The managing underwriters for the offering were Merrill Lynch, Pierce Fenner & Smith Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. Net proceeds to iXL, after deducting underwriting discounts and commissions of $5,040,000 and offering expenses of $5,293,000 were $61,667,000.

         In connection with the initial public offering, iXL registered and offered the underwriters of the offering an option to purchase an additional 900,000 shares of Common for an aggregate offering price of $10,800,000. The underwriters exercised this option on June 14, 1999. Net proceeds to iXL, after deducting underwriting discounts and commissions of $756,000 were $10,044,000.

         On June 8, 1999, IXL iXL used $13,254,640 of the proceeds from its initial public offering to repay all indebtedness outstanding under its credit agreement with certain lenders for whom The Chase Manhattan Bank acts as Administrative Agent, including accrued interest. The remainder of the proceeds will be used for working capital and general corporate purposes and possibly as consideration for acquisitions.

         On June 8, 1999, in connection with the closing of its initial public offering, iXL sold in a private placement 2,000,000 shares its Common Stock to GE Capital Equity Investments, Inc. and General Electric Pension Trust in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The aggregate offering price of the Common Stock was $24,000,000. Net proceeds to iXL, after deducting underwriting discounts and commissions of $500,000 and offering expenses of $200,000 were $23,300,000.

         On June 8, 1999, for no cash consideration iXL issued in a private placement 62,500 shares of its Common Stock to Kelso & Company Trust in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The shares of Common Stock were issued to Kelso & Company in payment for consulting services provided to iXL in connection with its initial public offering

         On June 8, 1999, for no cash consideration iXL issued in a private placement to GE Capital Equity Investments, Inc. warrants to purchase 1,500,000 shares of Common Stock in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. These warrants were issued in connection with the implementation of a mutually satisfactory marketing campaign and as an incentive to make CFN's platform available to GE Capital Equity Investments, Inc. employees.

         On May 3, 1999, iXL issued for no cash consideration warrants to purchase 1,000,000 shares its Common Stock in a private placement to GE Capital Equity Investments, Inc. in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. These warrants were issued in connection with a services agreement between iXL-New York. Inc. and General Electric Capital Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial data schedule (for SEC use only)

(b)      Reports on Form 8-K

         iXL did not file any Reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             iXL Enterprises, Inc.


                             By: /s/ M. Wayne Boylston
                                ------------------------------------------------
                                    M. Wayne Boylston
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date:  August 16, 1999