Form 10-Q
period 1999-09-30
IXL ENTERPRISES INC
filed 1999-11-03
CIK 1018705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File No.   000-26167



                              iXL ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                                    58-2234342
---------------------------------------------                  --------------------------------
(State or other jurisdiction of incorporation)                 (IRS Employer Identification No.)


      1900 Emery Street, NW, Atlanta, Georgia                                30318
      ---------------------------------------                              ---------
      (Address of principal executive offices)                             (Zip Code)


                                 (404) 267-3800
                           ---------------------------
              (Registrant's telephone number, including area code)


                           ---------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class                        Outstanding at November 1, 1999,
-------------------                       ----------------------------------
Common Stock, $.01 par value                              64,635,978
                              iXL ENTERPRISES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                       QUARTER ENDED SEPTEMBER 30, 1999


                                                                                                            Page No.
                          PART I FINANCIAL INFORMATION


Item 1.      Consolidated Financial Statements (Unaudited) ..............................................       1
             Consolidated Balance Sheet at September 30, 1999 and
                December 31, 1998........................................................................       1
             Consolidated Statement of Operations for the
                Three And Nine Months Ended September 30, 1999 and 1998..................................       2
             Consolidated Statement of Cash Flows for the
                Nine Months Ended September 30, 1999 and 1998............................................       3
             Notes to Consolidated Financial Statements..................................................       4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                Of Operations............................................................................       7


                            PART II OTHER INFORMATION


Item 2.      Changes in Securities and Use of Proceeds...................................................      13
Item 6.      Exhibits and Reports on Form 8-K............................................................      14

Signatures ..............................................................................................      15

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                     iXL ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999             1998
                                                                           -------------    ------------
                                                                            (unaudited)
ASSETS:
Cash and cash equivalents .............................................      $  79,320       $  19,259
Marketable securities..................................................         25,003              --
Accounts receivable, net ..............................................         50,022          17,737
Unbilled revenues .....................................................         24,144           8,089
Prepaid expenses and other assets .....................................          7,745           3,355
                                                                             ---------       ---------
          Total current assets ........................................        186,234          48,440
Property and equipment, net ...........................................         45,446          27,975
Intangible assets, net ................................................         49,476          64,217
Other non-current assets ..............................................          2,236           2,319
                                                                             ---------       ---------
          Total assets ................................................      $ 283,392       $ 142,951
                                                                             =========       =========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY:
Accounts payable ......................................................      $  10,840       $   6,438
Deferred revenues .....................................................          9,732           6,072
Accrued liabilities ...................................................         17,590           7,943
Current portion of long-term debt .....................................            566             868
                                                                             ---------       ---------
          Total current liabilities ...................................         38,728          21,321

Long-term debt ........................................................          1,315          20,552
                                                                             ---------       ---------
          Total liabilities ...........................................         40,043          41,873
                                                                             ---------       ---------

Mandatorily redeemable preferred stock ................................             --          65,679
Mandatorily redeemable preferred stock of subsidiary ..................         48,503           9,839
Stockholders' equity
     Class A Convertible Preferred Stock ..............................             --               2
     Common stock .....................................................            648             163
     Additional paid-in capital .......................................        304,345          94,820
     Accumulated deficit ..............................................       (112,853)        (65,760)
     Accumulated other comprehensive income (loss) ....................          7,062             (10)
     Treasury stock at cost ...........................................           (888)           (888)
     Note receivable from stockholder .................................           (900)           (900)
     Unearned compensation ............................................         (2,568)         (1,867)
                                                                             ---------       ---------
          Total stockholders' equity ..................................        194,846          25,560
                                                                             ---------       ---------
          Total liabilities, mandatorily redeemable preferred stock and
             stockholders' equity .....................................      $ 283,392       $ 142,951
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
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                      -----------------------       -----------------------
                                                        1999           1998           1999           1998
                                                      --------       --------       --------       --------
Revenues .......................................      $ 63,731       $ 18,123       $142,639       $ 35,507
Cost of revenues ...............................        36,664         12,628         83,291         25,613
                                                      --------       --------       --------       --------
     Gross profit ..............................        27,067          5,495         59,348          9,894
Sales and marketing expenses ...................        12,960          4,573         32,418          9,496
General and administrative expenses ............        19,080          7,021         50,125         15,839
Research and development expenses ..............         1,094          1,244          3,489          3,473
Depreciation ...................................         3,284          1,261          8,499          2,915
Amortization ...................................         4,329          3,101         13,013          5,992
                                                      --------       --------       --------       --------
     Loss from operations ......................       (13,680)       (11,705)       (48,196)       (27,821)
Other (expense) income, net ....................           (69)           (13)          (183)            40
Loss on equity investment ......................            --           (384)           (65)        (1,287)
Interest income ................................         1,447            181          2,180            551
Interest expense ...............................          (136)          (275)          (829)          (322)
                                                      --------       --------       --------       --------
     Loss before income taxes ..................       (12,438)       (12,196)       (47,093)       (28,839)
Income tax expense .............................            --             --             --             --
                                                      --------       --------       --------       --------
     Net loss ..................................       (12,438)       (12,196)       (47,093)       (28,839)

Dividends and accretion on mandatorily
     redeemable preferred stock ................          (452)        (2,618)       (20,514)        (5,096)
                                                      --------       --------       --------       --------

     Net loss available to common stockholders .      $(12,890)      $(14,814)      $(67,607)      $(33,935)
                                                      ========       ========       ========       ========

     Basic and diluted net loss per common share      $  (0.20)      $  (1.16)      $  (1.85)      $  (3.28)
                                                      ========       ========       ========       ========

     Weighted average common shares outstanding.        64,539         12,796         36,447         10,348
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
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             ------------------------------
                                                                 1999               1998
                                                              ---------           --------
Cash flows from operating activities
Net loss ...............................................      $ (47,093)          $(28,839)
Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation ......................................          8,499              2,915
     Amortization ......................................         13,013              5,992
     Provision for bad debts ...........................          2,571                665
     Non-cash investment and losses in equity affili-
        ate and amortization ...........................             65              1,012
     Stock option and warrant expense ..................          8,292                 --
     Changes in assets and liabilities, net of effects
        from purchase of subsidiaries
          Accounts receivable ..........................        (34,856)            (6,016)
          Unbilled revenues ............................        (16,055)            (3,476)
          Prepaid expenses and other assets ............         (5,579)            (3,871)
          Accounts payable and accrued liabilities .....         14,527              3,393
          Deferred revenues ............................          3,660              2,515
                                                              ---------           --------
          Net cash used in operating activities ........        (52,956)           (25,710)
                                                              ---------           --------
Cash flows from investing activities
     Purchases of property and equipment ...............        (25,733)           (13,693)
     Purchase of marketable securities .................        (17,704)                --
     Purchases of subsidiaries, net of cash acquired ...             --            (16,611)
     Proceeds from sale of fixed and intangible assets .          1,892                 --
                                                              ---------           --------
          Net cash used in investing activities ........        (41,545)           (30,304)
                                                              ---------           --------
Cash flows from financing activities
     Proceeds from borrowings ..........................             --             14,000
     Repayment of borrowings ...........................        (19,946)            (6,276)
     Proceeds from issuance of mandatorily
        redeemable preferred stock .....................             --             40,560
     Proceeds from issuance of stock ...................        125,312              4,613
     Proceeds from issuance of mandatorily
        redeemable preferred stock of subsidiary .......         49,261                 --
     Acquisition of treasury stock .....................             --               (888)
                                                              ---------           --------
          Net cash provided by financing activities ....        154,627             52,009
                                                              ---------           --------
Effect of exchange rate changes on cash and cash
   equivalents .........................................            (65)                --
          Net increase (decrease) in cash and cash
             equivalents ...............................         60,061             (4,005)
Cash and cash equivalents at beginning of period .......         19,259             23,038
                                                              ---------           --------
Cash and cash equivalents at end of period .............      $  79,320           $ 19,033
                                                              =========           ========
Supplemental disclosure of cash flow information
     Cash paid for interest ............................      $     871           $    377
                                                              =========           ========
Non-cash investing and financing activities
     Acquisition of equipment through capital leases ...      $     407           $    382
                                                              =========           ========
     Unrealized gain on marketable securities ..........      $   7,137           $     --
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

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by iXL pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in iXL's Registration Statement filed on Form S-1 No. 333-71937. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of iXL's financial condition as of September 30, 1999, the results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and the results of its cash flows for the nine month periods ended September 30, 1999 and 1998. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1999.

3.       MARKETABLE SECURITIES

         Effective August 27, 1996, iXL acquired a 22% equity interest in the outstanding convertible preferred stock of University Netcasting, Inc. ("UNI"). From August, 1996 until May, 1999 iXL accounted for this investment under the equity method of accounting. During June 1999, UNI merged with Student Advantage, Inc. ("Student Advantage") and Student Advantage subsequently completed its initial public offering. Accordingly, iXL's ownership in UNI was converted into common stock of Student Advantage. iXL accounts for the resulting investment in Student Advantage using Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). iXL classifies this investment as an available-for-sale security and accordingly is reporting the investment on the balance sheet at its fair value at September 30, 1999. This resulted in the reporting of an unrealized holding gain of $7.1 million included in accumulated other comprehensive income in the stockholders' equity section of the balance sheet.

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

5.       WARRANT ISSUANCES

         On June 8, 1999, iXL issued GE warrants to purchase 1,500,000 shares of iXL's Common Stock at an exercise price of $12 per share. These warrants were granted in consideration for GE (a) implementing a mutually acceptable marketing campaign to advertise its relationships with iXL and CFN, and (b) entering into an agreement to use reasonable efforts to provide access to CFN's platform to employees of GE Capital Equity Investments, Inc. The fair value of the warrants to purchase 1,500,000 shares of Common Stock of $12.6 million has been calculated using the Black Scholes option pricing model. Of the total value allocated to the warrants, $11.2 million has been allocated to and recorded as a reduction of mandatorily redeemable preferred stock of subsidiary and an increase in additional paid-in capital. This amount will be accreted over the redemption period to increase the carrying value of the CFN Series B convertible preferred stock to its redemption value of $50 million. The remaining $1.4 million of the warrant value has been allocated to the marketing campaign and the agreement to provide access to CFN's platform to employees of GE Capital Equity Investments, Inc. and is being charged to expense over the period benefited.

         On April 7, 1999, iXL issued GE warrants to purchase 1,000,000 shares of iXL's Common Stock at an exercise price of $15 per share. These warrants were issued in connection with a services agreement entered into with GE which provides that GE will purchase $20 million of services from iXL. The fair value of these warrants of $4.8 million has been calculated using the Black Scholes option pricing model. The related charge is being recorded as contra revenue over the period of time that iXL provides services to GE.

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


8.       ACCUMULATED OTHER COMPREHENSIVE INCOME

         During 1998, iXL adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") which establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------    ------------------------------
                                                    1999           1998               1999           1998
                                                  --------       --------           --------       --------
                                                                       (in thousands)
Net loss                                          $(12,438)      $(12,196)          $(47,093)      $(28,839)
Foreign currency translation adjustment                139             --                (65)            --
Unrealized gain on marketable securities             1,259             --              7,137             --
                                                  --------       --------           --------       --------
         Comprehensive loss                       $(11,040)      $(12,196)          $(40,021)      $(28,839)
                                                  ========       ========           ========       ========

9.       SEGMENT REPORTING

         iXL operates in two business segments: strategic Internet services, which includes Internet strategy consulting, Internet-based business solutions and Solution Sets(TM); and CFN, an e-commerce platform for marketing financial services and employee benefits.

         iXL's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology, strategic competencies, and marketing strategies.

         Information concerning the operations in these reportable segments is as follows:

                                   THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------    -------------------------------
                                         1999           1998                1999           1998
                                       --------       --------            --------       --------
                                                             (in thousands)
Revenues
   Strategic Internet Services         $ 63,548       $ 18,172           $141,782        $ 35,534
   CFN                                      342             75              1,201              97
   Eliminations                            (159)          (124)              (344)           (124)
                                       --------       --------           --------        --------
                                       $ 63,731       $ 18,123           $142,639        $ 35,507
                                       ========       ========           ========        ========

Gross Profit (Loss)
   Strategic Internet Services         $ 27,887       $  6,245           $ 60,972        $ 11,824
   CFN                                     (661)          (626)            (1,280)         (1,806)
   Eliminations                            (159)          (124)              (344)           (124)
                                       --------       --------           --------        --------
                                       $ 27,067       $  5,495           $ 59,348        $  9,894
                                       ========       ========           ========        ========

Loss from operations
   Strategic Internet Services         $ (5,631)      $ (8,166)          $(28,468)       $(18,774)
   CFN                                   (8,049)        (3,539)           (19,728)         (9,047)
                                       --------       --------           --------        --------
                                       $(13,680)      $(11,705)          $(48,196)       $(27,821)
                                       ========       ========           ========        ========

Depreciation and amortization
   Strategic Internet Services         $  7,080       $  4,158           $ 20,349        $  8,433
   CFN                                      533            204              1,163             474
                                       --------       --------           --------        --------
                                       $  7,613       $  4,362           $ 21,512        $  8,907
                                       ========       ========           ========        ========

                                                               AS OF
                                           ---------------------------------------------
                                           SEPTEMBER 30, 1999          DECEMBER 31, 1998
                                           ------------------          -----------------
                                                           (in thousands)
         Identifiable assets:
            Strategic Internet Services            $195,678                 $86,207
            CFN                                      49,846                   9,696
                                                   --------                 -------
                                                   $245,524                 $95,903
                                                   ========                 =======

10.      Subsequent Events

         On October 4, 1999, iXL entered into an Agreement and Plan of Merger with Tessera Enterprise Systems, Inc., a Massachusetts based enterprise relationship management consulting firm. The purchase price for this acquisition is expected to be approximately $130 million which will be paid primarily in common stock of iXL Enterprises, Inc. The majority of the purchase price will be allocated to intangible assets, which will be amortized over their respective useful lives.

         On October 12, 1999 iXL filed a registration statement on form S-1 offering 2,000,000 shares of common stock. Current iXL stockholders are offering an additional 5,000,000 shares of common stock for sale. This registration statement has not yet been declared effective.

         On October 13, 1999 CFN acquired iExpert, Inc. for an aggregate purchase price of approximately $10 million paid in cash and CFN common stock. This acquisition will be accounted for using the purchase method. The majority of the purchase price will be allocated to intangible assets, which will be amortized over their respective useful lives.

         On November 1, 1999 iXL's Board of Directors approved the iXL Enterprises, Inc. 1999B Stock Option Plan. This plan will be presented to iXL's stockholders for ratification at the next annual stockholder meeting. Options to purchase no more than ten million shares of common stock may be granted under this plan.

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

         iXL was founded in March 1996, and since that time has acquired a total of 35 companies. All of iXL's acquisitions have been accounted for using the purchase method. Therefore, the historical financial data include the results of operations of companies acquired from their respective acquisition dates. iXL has incurred substantial losses since its inception and anticipates continuing to incur substantial losses for the foreseeable future. As of September 30, 1999, iXL had an accumulated deficit of approximately $113 million. Although iXL has experienced revenue growth, this growth may not be sustainable or indicative of future results of operations.

         iXL's customers generally retain iXL on a project-by-project basis. iXL typically does not have material contracts that commit a customer to use its services on a long-term basis. Revenue is recognized primarily using the percentage of completion method on a contract-by-contract basis. iXL's use of the percentage of completion method of revenue recognition requires management to estimate the degree of completion of each project. To the extent these estimates prove to be inaccurate, the revenues and gross profits reported for periods during which work on the project is ongoing may not accurately reflect the final results of the project. Any anticipated losses on projects are charged to earnings when identified. Historically, iXL has primarily priced its projects on a fixed-price basis, rather than on a time and materials basis, and has typically assumed the fixed-price contracts of companies it has acquired. In order to mitigate risks associated with fixed-price contracts, where possible iXL is negotiating new contracts on a time and materials basis. iXL has implemented an internally developed estimation process to determine the fixed price for an engagement, and has standardized pricing throughout its offices. This methodology incorporates standard personnel billing rates, project implementation risks and the overall technical complexity of the project. We believe that the standardization of pricing throughout our network of offices will decrease project pricing risk.

         Through both acquisitions and its directed marketing efforts, iXL has established a diversified base of clients in a wide range of industries, including the industries targeted by iXL's marketing efforts. However, we derive a significant portion of our revenue from a small number of clients, including General Electric, which represented approximately 13% of our revenue in the third quarter of 1999, and may account for a larger portion of our revenue in the future.

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

         In connection with (1) the reasonable efforts of GE Capital Equity Investments, Inc. to provide the CFN program to its employees and (2) the marketing agreement among iXL and General Electric, iXL issued warrants to purchase 1,500,000 shares of Common Stock to General Electric.
iXL believes the value of these marketing services to be $1.2 million and accordingly this marketing campaign will result in $1.2 million of marketing expenses to be recorded in the 12 month period from April, 1999 through March, 2000. iXL recorded approximately $300,000 of the $1.2 million marketing expenses during the three months ended September 30, 1999. Net loss available to Common Stockholders and stockholders' equity is also impacted by non-cash charges related to this warrant issuance.

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

         CFN has expended and will continue to expend significant resources to build electronic data interchange interfaces with participating institutions, to grow its technology infrastructure, to add additional participating companies and employees to the program and to establish access to the YouDecide.com(TM) website. In addition, CFN has expended and will continue to expend significant resources to promote its YouDecide.com brand and website. These expenditures must be incurred in advance of the recognition of revenue. None of these expenses is incurred under long-term vendor contracts. As a result, these expenses are expensed as incurred, except for fixed asset purchases which are depreciated over their expected useful lives. CFN recognizes revenue upon completion of an end-user transaction through the CFN operating network, which also will require the realization of expenses in advance of related revenue. To date, the volume of transactions on CFN has been limited and, accordingly, the revenue recognized has been minimal. As a result, iXL may not be able to achieve or sustain profitability. CFN incurred an operating loss of $13.5 million for the year ended December 31, 1998 and $19.7 million for the nine months ended September 30, 1999.

         iXL incurred non-cash stock compensation expense related to its option grants for the nine months ended September 30, 1999, totaling $3.4 million as compared to zero for the nine months ended September 30, 1998. iXL expects to recognize approximately $3.7 million in 1999, $1.0 million in 2000, $780,000 in 2001, $406,000 in 2002 and $76,000 in 2003 in stock compensation expense relating to the grant of options in 1998 and 1999.

ACQUISITION PROGRAM

         iXL has acquired a total of 35 businesses since its inception and intends to continue acquiring similar businesses. During the nine months ended September 30, 1998, iXL acquired twenty-three businesses, sixteen of which occurred during the three months ended September 30, 1998. iXL evaluates acquisitions based on numerous quantitative and qualitative factors. Quantitative factors include historical and projected revenues and profitability, geographic coverage and contract backlog. Qualitative factors include strategic and cultural fit, management skills, customer base and technical proficiency. Most of the consideration paid by iXL for prior acquisitions has been in the form of Common Stock. iXL anticipates that Common Stock and options to acquire Common Stock will continue to constitute most of the consideration used to make future acquisitions. iXL's acquisition program will result in additional ownership dilution to current investors.

         On October 4, 1999, iXL entered into an Agreement and Plan of Merger with Tessera Enterprise Systems, Inc. a Wakefield, Massachusetts enterprise relationship management solutions firm, for a purchase price of $120 million. The acquisition is expected to provide enterprise relationship management expertise and expand our workforce by approximately 130 employees.

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


RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1999 and September 30, 1998

         Revenues. Revenues increased $45.6 million, or 252%, to $63.7 million for the quarter ended September 30, 1999 from $18.1 million for the quarter ended September 30, 1998. The increase was attributable to a series of acquisitions and to an aggressive hiring initiative which expanded our client base and headcount. The growth was also due to an increase in the number and size of client engagements and the development and growth of industry practice groups. Specifically, averaged annualized revenue from our top ten clients increased from $2.1 million during the quarter ended September 30, 1998 to $9.2 million during the quarter ended September 30, 1999.

         Cost of revenues. Cost of revenues increased $24.0 million, or 190%, to $36.7 million for the quarter ended September 30, 1999 from $12.6 million for the quarter ended September 30, 1998. As a percentage of revenues, cost of revenues decreased from 70% for the quarter ended September 30, 1998 to 58% for the quarter ended September 30, 1999. The dollar increase was primarily attributable to the an increase in headcount due to the integration of the companies acquired by iXL, organic growth in billable headcount, as well as to employee training and the development of the CFN platform. The decrease as a percentage of revenues was primarily attributable to increases in billing rates and improvements in revenue per billable employee. Also included in this increase was $428,000 of non-cash expense related to stock compensation charges.

         Sales and marketing expenses. Sales and marketing expenses increased $8.4 million, or 183%, to $13.0 million for the quarter ended September 30, 1999 from $4.6 million for the quarter ended September 30, 1998. As a percentage of revenues, sales and marketing expenses decreased from 25% for the quarter September 30, 1998 to 20% for the quarter ended September 30, 1999. The dollar increase was primarily attributable to the increase in headcount due to the integration of the companies acquired by iXL since July 1, 1998, as well as the development of iXL's sales and marketing infrastructure and staff. Also included in this increase was $691,000 of non-cash expense related to stock compensation charges.

         General and administrative expenses. General and administrative expenses increased $12.1 million, or 172%, to $19.1 million for the quarter ended September 30, 1999 from $7.0 million for the quarter ended September 30, 1998. As a percentage of revenues, general and administrative expenses decreased from 39% for the quarter ended September 30, 1998 to 30% for the quarter ended September 30, 1999. The dollar increase was primarily attributable to the increase in headcount due to the integration of the companies acquired by iXL since July 1, 1998, as well as the expansion of management infrastructure to support the growth in iXL's operations. Also included in this increase was $166,000 of non-cash expense related to stock compensation charges.

         Research and development expenses. Research and development expenses decreased $150,000, or 12%, to $1.1 million for the quarter ended September 30, 1999 from $1.25 million for the quarter ended September 30, 1998. As a percentage of revenues, research and development expenses decreased from 7% for the quarter ended September 30, 1998 to 2% for the quarter ended September 30, 1999.

         Depreciation. Depreciation expenses increased $2.0 million to $3.3 million for the quarter ended September 30, 1999 from $1.3 million for the quarter ended September 30, 1998. The increase primarily related to the depreciation of assets of the companies acquired by iXL since July 1, 1998 and the investments in physical infrastructure at these companies after acquisition.

         Amortization. Amortization expense increased $1.2 million to $4.3 million for the quarter ended September 30, 1999 from $3.1 million for the quarter ended September 30, 1998. The increase was a result of the amortization of goodwill and assembled workforce recorded in connection with the acquisitions which took place during the 1998.

Comparison of Nine Months Ended September 30, 1999 and September 30, 1998

         Revenues. Revenues increased $107.1 million, or 302%, to $142.6 million for the nine months ended September 30, 1999 from $35.5 million for the nine months ended September 30, 1998. The increase was primarily attributable to a series of acquisitions and to an aggressive hiring initiative which expanded our client base and headcount. The growth was also due to an increase in the number and size of client engagements and the development and growth of industry practice groups

         Cost of revenues. Cost of revenues increased $57.7 million, or 225%, to $83.3 million for the nine months ended September 30, 1999 from $25.6 million for the nine months ended September 30, 1998. As a percentage of revenues, cost of revenues decreased to 58% for the nine months ended September 30, 1999, down from 72% for the nine months ended September 30, 1998. The dollar increase was primarily attributable to an increase in headcount due to the integration of the companies acquired by iXL, organic growth in billable headcount, as well as to employee training and the development of CFN. Also included in this increase was $543,000 of non-cash expense related to stock compensation charges. The decrease as a percentage of revenues was primarily attributable to increases in billing rates and improvements in revenue per billable employee.

         Sales and marketing expenses. Sales and marketing expenses increased $22.9 million, or 241%, to $32.4 million for the nine months ended September 30, 1999 from $9.5 million for the nine months ended September 30, 1998. As a percentage of revenues, sales and marketing expenses decreased to 23% for the nine months ended September 30, 1999, down from 27% for the nine months ended September 30, 1998. The dollar increase was primarily attributable to the increase in headcount due to the development of iXL's sales and marketing infrastructure and staff. Also included in this increase was $1.4 million of non-cash expense related to stock compensation charges.

         General and administrative expenses. General and administrative expenses increased $34.3 million, or 216%, to $50.1 million for the nine months ended September 30, 1999 from $15.8 million for the nine months ended September 30, 1998. As a percentage of revenues, general and administrative expenses decreased to 35% for the nine months ended September 30, 1999, from 45% for the nine months ended September 30, 1998. The dollar increase was primarily attributable to the increase in headcount due to the integration of the companies acquired by iXL since January 1, 1998, as well as the expansion of management infrastructure to support the growth in iXL's operations. Also included in this increase was $1.5 million of non-cash expense related to stock compensation charges.

         Research and development expenses. Research and development expenses remained constant at $3.5 million for the nine months ended September 30, 1999 from the nine months ended September 30, 1998. As a percentage of revenues, research and development expenses decreased to 2% for the nine months ended September 30, 1999, from 10% for the nine months ended September 30, 1998.

         Depreciation. Depreciation expenses increased $5.6 million, or 192%, to $8.5 million for the nine months ended September 30, 1999 from $2.9 million for the nine months ended September 30, 1998. The increase primarily related to the depreciation of assets of the companies acquired by iXL since January 1, 1998 and the investments in physical infrastructure at these companies after acquisition.

         Amortization. Amortization expenses increased $7.0 million, or 117%, to $13.0 million for the nine months ended September 30, 1999 from $6.0 million for the nine months ended September 30, 1998. The increase was a result of the amortization of goodwill and assembled workforce recorded in connection with the acquisitions which took place during 1998.

LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 1999, iXL completed its initial public offering and received net proceeds of $61.7 million from the sales of 6,000,000 shares of Common Stock. On June 14, 1999, the underwriters exercised their over-allotment option resulting in the sale of 900,000 additional shares of Common Stock for net proceeds of $10.0 million. On June 8, 1999, CFN received net proceeds of approximately $49.3 million from the sale of 16,190,475 shares of CFN's Series B Convertible Preferred Stock. Also on June 8, 1999, iXL received net proceeds of approximately $23.3 from the sale of 2,000,000 shares of Common Stock in a private placement. Prior to its initial public offering, iXL financed its operations primarily through private sales of capital stock, which totaled approximately $132.2 million in aggregate net proceeds.

         On July 29, 1998, iXL entered into a credit facility with Chase Manhattan Bank providing for borrowings of up to $20.0 million. At December 31, 1998, approximately $20.0 million of borrowings were outstanding under this credit facility. In January 1999, iXL repaid all of the approximately $9.4 million then outstanding under the revolving facility of the credit facility. Additionally, iXL repaid all of the amounts outstanding under the credit facility with a portion of the net proceeds of its initial public offering. The $10 million term facility commitment terminated upon this payment, and only the revolving commitment of $10 million remains available under the credit facility. iXL's obligations under the credit facility are secured by substantially all of the assets of iXL and its domestic subsidiaries other than CFN and CFN's subsidiaries. These obligations are also secured by all of the stock of iXL's domestic subsidiaries, other than CFN's subsidiaries, and 65% of the stock of iXL's foreign subsidiaries. Borrowings under the credit facility accrue interest at a rate of 2% plus the greater of Chase Manhattan Bank's prime rate or .5% plus the weighted average of the rates on overnight Federal funds transactions. As of September 30, 1999, there were no amounts outstanding under the credit facility although letters of credit totalling approximately $3 million have been issued under this facility, reducing the revolver availability by such amount.

         iXL is currently negotiating a new credit facility. iXL anticipates that this new facility will provide a $50 million revolving credit facility which will mature three years after execution. iXL expects borrowing to accrue interest either (a) at a rate of 2% plus the greater of prime rate or .5% plus the weighted average of the rates on overnight Federal funds transactions, or
(b) at a rate of 2.75% plus an adjusted LIBOR rate. We cannot be sure that this credit facility will be consummated at all or on these terms.

         At September 30, 1999, iXL had approximately $79.3 million in cash and cash equivalents. For the period from inception to September 30, 1999, iXL used approximately $102.2 million, $27.9 million and $53.4 million to fund operating activities, acquisition activities, and capital expenditures, respectively. These expenditures were financed primarily with proceeds of sales of iXL's capital stock.

         In addition, at September 30, 1999, iXL had outstanding commitments for capital expenditures totaling approximately $4.8 million, primarily related to the expansion of and equipment purchases by its Washington, D.C. and Chicago offices and CFN. The remainder of iXL's significant commitments consist of obligations outstanding under operating leases.

         iXL is currently negotiating the lease of its new headquarters in Atlanta which would contain approximately 300,000 square feet. iXL anticipates capital expenditures of up to approximately $18 million related to the improvement of this new headquarters. We cannot be sure this new lease agreement will be executed.

         iXL believes its available cash resources and credit facilities will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. However, iXL may need to raise significant additional funds sooner in order to support its growth, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. iXL believes that CFN's available cash resources will be sufficient to meet its anticipated working capital expenditure requirements through 1999. If CFN is unable to raise additional funds prior to such period, CFN may require additional funding from iXL, although iXL is under no obligation to provide any such funding.

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

         In 1998, iXL formed a Year 2000 Assessment and Contingency Planning Committee to review both its information technology systems, hardware and software, and its non-information technology systems, and where necessary to plan for and supervise the remediation of those systems. The Y2K Committee is headed by the Chief Information Officer of iXL, Inc. Other members of the Y2K Committee include two full-time outside consultants and one full-time and four part-time company employees. The Y2K Committee, utilizing iXL's iD5 engagement methodology, has divided iXL's Year 2000 efforts into five phases: discovery , definition, design, development and deployment. Each of these phases has been completed. iXL believes it has identified its mission critical systems. iXL has obtained confirmations from the providers of these systems that they are Year 2000 compliant. iXL has conducted internal tests of such systems as part of its Year 2000 efforts.

         iXL has confirmed Year 2000 compliance of all material existing iXL systems supplied by third party providers. iXL has already obtained written certification regarding the critical hardware and software systems used to assemble client solutions or to support iXL's internal electronic infrastructure. iXL has also obtained written certification regarding facilities items such as elevators and other non-standard applications and systems.

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

         iXL is finalizing contingency plans for critical individual information technology systems and non-information technology systems for implementation, if required, due to Year 2000 risks not fully resolved by iXL's Year 2000 program. Management currently believes that the Year 2000 risk will not pose significant operational problems for iXL's computer systems. However, there is no guarantee that iXL's Year 2000 program, including consulting with third parties, will avoid any material adverse effect on iXL's operations, customer relations or financial condition. iXL estimates the total cost of its Year 2000 program to be approximately $165,000, $146,000 of which has been incurred as of September 30, 1999. However, there is no guarantee that the actual costs incurred will not be materially higher than this estimate.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which postpones the mandatory adoption of FAS 133 by iXL until January 31, 2001. iXL has not entered into any derivative financial instruments.


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

         iXL has used approximately $26,680,000 of the net proceeds from its initial public offering for working capital purposes, $11,198,000 for purchases of fixed assets related to certain office expansions and purchases of computer hardware and software, and invested $17,704,000 in short-term, interest-bearing, investment grade obligations pending their use.

         Between July 1, 1999 and September 30, 1999, iXL granted options to purchase a total of 1,247,300 shares of Common Stock to employees and options to purchase 20,000 shares of Common Stock to non-employees. Between August 2, 1999 and September 28, 1999, six optionees exercised options to purchase 66,078 shares of common stock. These securities were issued without registration under the Securities Act in reliance upon exemptions from registration under Rule 701 and Section 4(2).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial data schedule (for SEC use only)

(b)      Reports on Form 8-K

         iXL did not file any Reports on Form 8-K during the quarter ended September 30, 1999.

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



Date:  November 3, 1999