Form 10-K
period 1999-12-31
IXL ENTERPRISES INC
filed 2000-02-15
CIK 1018705

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1999
                                      OR

   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM --------------- TO
           ---------------

                        COMMISSION FILE NUMBER 000-26167

                             IXL ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                      58-2234342
       (State or other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)
  1900 EMERY STREET, N.W., ATLANTA, GEORGIA                        30318
   (Address of Principal Executive Offices)                      (Zip Code)

                                 (800) 673-5544
               Registrant's Telephone Number, Including Area Code

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the Company was approximately $1,873,381,018 on December 31, 1999 based on the last reported sale price of the Company's Common Stock on the Nasdaq National Market System on January 31, 2000. There were 71,874,234 shares of Common Stock outstanding as of January 31, 2000.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required to be provided in Part III (Items 10, 11, 12, and 13) of this Annual Report on Form 10-K is hereby incorporated by reference from the Company's Definitive 2000 Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             IXL ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I
  Item  1.      Business....................................................    1
  Item  2.      Properties..................................................   18
  Item  3.      Legal Proceedings...........................................   18
  Item  4.      Submission of Matters to a Vote of Security Holders.........   18

PART II
  Item  5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters.......................................   19
  Item  6.      Selected Financial Data.....................................   21
  Item  7.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................   22
  Item  7A.     Quantitative and Qualitative Disclosures About Market
                  Risk......................................................   37
  Item  8.      Financial Statements and Supplementary Data.................   38
  Item  9.      Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure..................................   70

PART III
  Item 10.      Directors and Executive Officers of the Registrant..........   70
  Item 11.      Executive Compensation......................................   70
  Item 12.      Security Ownership of Certain Beneficial Owners and
                  Management................................................   70
  Item 13.      Certain Relationships and Related Transactions..............   70

PART IV
  Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.......................................................   70
                Signatures..................................................   77

                             ---------------------

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in this Annual Report on Form 10-K, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part II, Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Risk Factors."

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     iXL is a leading Internet services company which provides Internet strategy consulting and comprehensive Internet-based solutions to Fortune 1000 companies and other corporate users of information technology. We help businesses identify how the Internet can be used to their competitive advantage and use our expertise in creative design and systems engineering to design, develop and deploy advanced Internet applications and solutions.

     Our service offerings include:

     - Internet strategy consulting;

     - e-commerce strategy and applications;

     - enterprise relationship management;

     - online learning and performance;

     - digital media solutions;

     - web site development;

     - customized hosting;

     - proprietary sales presentation systems; and

     - Web publishing technology.

     We use our extensive engineering capabilities to deliver complex Internet-based business solutions by employing proven technologies such as Java, XML, Perl, CGI, C and C++. To foster the best possible solutions and service, we have assembled industry practice groups including professionals with expertise in the business practices and processes of specific industries. In addition, we utilize an engagement methodology called iD5, which defines and delineates business procedures and processes to take full advantage of best practices developed throughout iXL. We offer our services on both a time-and-materials and fixed price basis. Our clients include BellSouth, Budget Rent a Car, Chase Manhattan Bank, Delta Air Lines, General Electric, Merrill Lynch, Virgin and Healtheon/WebMD.

     We have expanded rapidly since our founding in March 1996 through a combination of acquisitions and internal growth. We have completed 36 acquisitions (34 from inception through 1998, one by CFN in 1999 and one in January 2000) to gain critical mass, experienced professionals, industry expertise, technical skills and geographic coverage. We have invested in our management information systems to create a scalable organization capable of maximizing the sharing of our knowledge base and the utilization of our staff. As of December 31, 1999, we had approximately 2,100 employees. Our headquarters is located in Atlanta, Georgia, and we also have 18 regional offices located throughout the United States and in England, Germany, and Spain. In January 2000, additional offices were added in Wakefield, Massachusetts and Tokyo, Japan.

     In addition to our strategic Internet services offerings, we have developed Consumer Financial Network, Inc., which operates YouDecide.com. YouDecide.com is a sophisticated e-commerce web site for marketing financial services and benefits over corporate intranets and the Internet. CFN also provides these services through a call center. CFN's equity is owned approximately 76% by iXL, 23% by General Electric, and 1% by other stockholders. CFN has contracted with competing providers of various financial and other services to create a web site for comparison shopping and purchase of these services. The YouDecide.com web site currently offers the following services:

     - automobile, homeowners and other lines of personal insurance;

     - home mortgages;

     - home equity loans;

     - auto finance;

     - long-term care insurance;

     - term life insurance;

     - prepaid legal services;

     - financial planning;

     - credit cards;

     - online banking; and

     - pet insurance.

     CFN's services are currently provided to the general public via CFN's YouDecide.com web site and to large companies and associations for distribution as a human resources benefit to their employees or members. CFN service providers include Nationwide Mutual Insurance Co., American Express Property and Casualty, and BankOne. Member companies include Nextel, Ericsson, General Electric Capital Corporation, and BellSouth. CFN receives a fee from the service providers for each sale of their services through CFN.

     iXL's goal is to become the leading provider of strategic Internet services and to become a leader in Internet-delivered financial services and employee benefits. To achieve this goal, we intend to:

     - attract, train and retain experienced professionals;

     - leverage and expand our industry expertise;

     - develop our technology capabilities;

     - expand our geographic coverage;

     - capture and disseminate our knowledge and best practices;

     - expand our client relationships;

     - leverage our strategic alliances with key technology companies such as Sun Microsystems, Intel, Oracle, Broadvision and others; and

     - enhance and extend the CFN program.

     iXL is a Delaware corporation. Our principal executive offices are located at 1900 Emery St., NW, Atlanta, Georgia 30318, and our telephone number is (800) 573-5544. We maintain a World Wide Web site, at www.iXL.com. The reference to our World Wide Web address does not mean we are incorporating by reference the information contained at the site. In this Annual Report of Form 10-K, "the Company," "iXL," "we," "us" and "our" refer to iXL Enterprises, Inc. and its subsidiaries. These terms include the businesses we have acquired, unless the context otherwise requires. "CFN" refers to iXL's subsidiary, Consumer Financial Network, Inc., and its subsidiaries.

INDUSTRY BACKGROUND

  Growth of the Internet

     The Internet has grown rapidly in recent years, spurred by developments such as easy-to-use Web browsers, a large and growing installed base of advanced personal computers, the adoption of faster and more cost-efficient networks, the emergence of compelling Web-based content and commerce applications, and the growing sophistication of the user base. According to International Data Corporation, a leading research firm, the number of Internet users was 98 million worldwide at the end of 1998, and will continue to grow to 320 million by the end of 2002. The broad acceptance of the Internet has also led to the emergence of intranets and extranets as new global communications and commerce environments, representing a significant opportunity for enterprises to interact in new and different ways with customers, employees, suppliers and partners. Intranets are secure web sites accessible only within a given company, and extranets are intranets also available to select outsiders.

  Growth of E-Business

     The initial commercial use of the Internet was as an informational and advertising medium, commonly referred to as "brochureware." From this origin the Internet is evolving into a platform for conducting transactions and establishing virtual storefronts and trading networks. Companies have also begun to expand their use of efficient and low-cost Internet-based technologies to enhance traditional operations such as customer service, supply chain management, employee training and communication. In addition, companies such as eBay, Amazon.com and E*Trade have extended beyond conventional business models for the sale and delivery of goods and services by operating an Internet-only business and maintaining a limited physical presence. Forrester Research expects dramatic growth in total e-commerce transaction volume, projecting an increase from $51 billion in 1998 to $1.4 trillion in 2003.

  Market for Strategic Internet Services

     The Internet represents a revolutionary and powerful new opportunity for business. Many companies that do not currently utilize the Internet are being forced to reevaluate their business models and to adopt or supplement existing Internet-based business solutions. The development and implementation of Internet-based solutions require the successful integration of strategy consulting, creative design and systems engineering skills. Historically, expertise in these areas either has not existed within an organization or has been located in disparate functional areas. Accordingly, many businesses have chosen to outsource a significant portion of the development, design and maintenance of their intranets, extranets, web sites and e-business applications to independent service providers who can capitalize on their accumulated strategic, creative and technical expertise. Such outsourcing needs have generated worldwide demand for Internet professional services, which International Data Corporation estimates will grow from $8 billion in 1998 to $79 billion in 2003. Companies increasingly are discovering that many traditional service providers lack the requisite expertise to implement comprehensive Internet-based solutions. Many information technology services providers lack the creative and marketing skills required to build audiences and deliver unique and compelling content and also lack Internet expertise and implementation capabilities. Advertising and marketing communications firms typically lack the extensive technical skills and systems integration expertise required to produce the increasingly complex solutions demanded by clients. Many strategy consulting firms lack Internet expertise, marketing perspective and implementation capabilities to deliver comprehensive solutions.

     A number of Internet services firms have emerged to address these needs. However, many of these smaller providers tend to develop expertise in a limited number of industry segments because of the relatively small number of Internet solution engagements they have completed. Furthermore, the ability of many of these firms to service clients is constrained by their smaller size, limited geographic scope and lack of capital resources. In addition, many of these firms lack the depth, management and infrastructure necessary to develop the capability required to meet the increasingly larger and more complex needs of an expanding, sophisticated client base.

     We believe that as businesses' familiarity and sophistication with Internet technologies grow, so will the need for Internet services providers who can help formulate a focused, strategic and integrated approach to the implementation of Internet-based business solutions that enhance their clients' businesses. We believe that the rapidly increasing demand for Internet solutions, combined with the inability of many current providers to integrate the strategic, creative and technical skills required by clients, has created significant market opportunities for strategic Internet services providers such as iXL.

IXL SOLUTION

     iXL uses its expertise in strategy consulting, creative design and systems engineering to provide services that help clients identify and capitalize on Internet-driven opportunities to improve and expand their businesses. Key elements of the iXL solution are:

     - Comprehensive Strategic Internet Services. We provide a comprehensive set of strategic Internet services to clients looking to enhance their existing business model by integrating their business processes with an Internet strategy. We believe our advantage lies in our ability to assist clients in the development of an appropriate Internet strategy and then to deploy the appropriate Internet services necessary to implement that strategy. Typical iXL engagements include the strategic application of e-commerce solutions to enhance existing business processes, the identification of new business processes and opportunities created by the Internet, the use of creative design and marketing to acquire, cross-sell and retain consumers online, and the integration of Web-based applications with our client's existing systems. We believe that the breadth and focus of our service offerings allow us to meet our clients' Internet needs from strategy to deployment in an efficient and cohesive manner.

     - Sophisticated Technology Solutions. We use our extensive engineering capabilities to deliver complex Internet-based business solutions. Our engineers provide application development and systems integration services by employing proven Internet technologies such as Java, XML, Perl, CGI, C and C++. Typical solutions include developing Internet-enabled business applications, integrating web-based applications with our client's existing systems and databases, and building sophisticated e-commerce platforms. To support our growing technology development capability, we substantially increased our engineering staff from approximately 50 to over 300 individuals through acquisitions and new hires. We have also established strategic affiliations with leading technology vendors such as Microsoft, Intel, Sun Microsystems, Oracle and Broadvision. These affiliations typically allow us early access to training, product support and technology developed by these companies.

     - Geographic Coverage and Benefits of Scale. We believe our geographic coverage allows us to better serve our clients on a local basis, helping to forge strong, long-term client relationships and service the widespread offices of our clients and their customers and vendors. As of December 31, 1999, iXL had offices in Atlanta, Georgia; New York, New York; Los Angeles, San Francisco, San Diego, and Santa Clara, California; Washington, D.C.; Chicago, Illinois; Boston, Massachusetts; Denver, Colorado; Charlotte and Raleigh, North Carolina; Richmond, Virginia; Memphis, Tennessee; Norwalk, Connecticut; London, England; Berlin and Hamburg, Germany; and Madrid, Spain. In addition, the January 11, 2000 acquisition of Tessera Enterprise Systems, Inc. added an office in Wakefield, Massachusetts and an office was also opened in Tokyo, Japan in January 2000. Our internal information technology infrastructure links our various offices and leverages the expertise of our professionals throughout the organization. Our scale enables us to handle larger, more complex engagements, expand our base of knowledge and best practices and employ more experts, spreading their cost and expertise over a larger enterprise.

     - Use of Engagement Methodology (iD5) to Deliver Solutions. We utilize an engagement methodology known as iD5 which has five stages: Discover, Define, Design, Develop, Deploy. iD5 governs and directs all phases of project management from initial engagement definition to final solutions delivery. These procedures are updated periodically to reflect new best practices identified throughout iXL. The goal of iD5 is to provide consistent procedures for all engagement phases which encourage usage of best practices, while providing clients with greater clarity of expectations, regular progress reports, and a higher degree of project organization. Accordingly, we believe iD5 helps us achieve on-time and on-budget solutions, capture our best practices and integrate acquired businesses.

     - Multidisciplined Team Approach. We staff engagements with a multidisciplined team of professionals including project managers, strategic consultants, creative designers, information architects -- professionals whose expertise includes both artistic design and technology -- industry experts and software engineers. By assembling these multidisciplined teams of professionals, we believe that we provide comprehensive Internet-based solutions to clients.

     - Experienced Senior Executives. Our senior management team is highly experienced in a variety of disciplines relevant to our ability to grow and to service the needs of our clients. Our senior executives have managed both emerging and mature businesses in a variety of industries, including media and entertainment, technology, travel and financial services. Our management also includes an experienced acquisition team that has successfully acquired and integrated a large number of businesses in various industries.

IXL STRATEGY

     iXL's goal is to become the leading provider of strategic Internet services to Fortune 1000 companies and other corporate users of information technology. To achieve this objective, we are pursuing the following strategies:

     - Leverage and Expand Industry Expertise. We have assembled industry practice groups including experienced professionals with expertise in the business practices and processes of specific industries. We believe our industry expertise enables us to provide effective Internet strategy consulting and services tailored to the special needs of our clients in these industries. In addition, industry expertise reduces the learning curve on new engagements, improving efficiency of implementation and reducing project delivery times. Our strategy is to expand our existing industry practice groups by recruiting senior professionals from major consulting firms and companies in the relevant industries. We also acquire companies with specific industry expertise. We have established practice groups, which are in varying stages of development and staffing, in the Banking & Financial Services, Media & Entertainment, Travel, Telecommunications & Technology, Healthcare and Retail industries. We believe that these industries have been leaders in the utilization of Internet-enabled technologies.

     - Continue to Develop Technology Capabilities. We have significant capabilities in systems engineering and applications development which we use to deliver complex Internet-based business solutions. We intend to hire additional software engineers and develop new technology skill-sets to deliver the best possible solutions and meet the evolving needs of clients. Our research and development team is dedicated to identifying, testing and defining new Internet-based technologies. We have developed software applications that can be re-used for more than one client or for more than one engagement. This library of reusable applications continues to grow as projects are completed. We intend to use these software applications to deliver solutions rapidly and cost-effectively.

     - Expand Geographic Coverage. Since our inception, we have expanded our geographic presence aggressively through a combination of acquisitions and internal growth. As of December 31, 1999, iXL had 19 offices located throughout the United States and in England, Germany and Spain. An additional domestic office was added January 11, 2000 with the completion of the acquisition of Tessera Enterprise Systems, Inc. and an office was also opened in Japan in January 2000. We believe our broad geographic coverage allows us to serve our clients on a local basis, helping to forge strong, long-term client relationships, and to serve the widespread offices of our clients and their customers and vendors. Our strategy is to continue our geographic expansion through additional acquisitions and external hiring.

     - Capture and Disseminate Knowledge and Best Practices. Our employees have developed a broad base of knowledge and best practices through numerous strategic Internet services engagements and from prior experience. Our strategy is to capture this broad range of knowledge and best practices for dissemination throughout iXL, and to continue to expand these capabilities through acquisitions and external hiring. During the course of our client engagements, we also identify distinct solutions which can be developed into and distributed as new iXL Solution Sets. We accomplish this dissemination in part through frequent iXL Summits, where employees within a given discipline meet in person to receive education and share best practices. Our Technical Operations Center also plays a critical role in the dissemination process, linking all of our local offices via a comprehensive Internet protocol-based network combined with a centralized knowledge management system.

     - Expand Client Relationships. We have established business relationships with a diverse base of clients. Our strategy is to leverage our industry expertise, technology skills, and scale by expanding the scope of existing client relationships into broader engagements, including Internet strategy consulting, creative design, systems engineering and application development services.

     - Attract, Train and Retain Experienced Professionals. Our growth and our ability to provide strategic Internet services are based in large part on our ability to attract, train and retain experienced professionals. Our strategy is to expand our existing expertise by recruiting senior professionals from major consulting firms, creative design firms and information technology services firms as well as from other strategic Internet services companies. We maintain an informal, team-driven and results-oriented culture that is attractive to energetic, talented professionals and provides incentives for our employees through a competitive compensation plan, equity ownership and our stock option plans. We provide training on a continuing basis for our employees through our iXL University programs, which are designed to address the rapidly changing technological environment in which our employees are engaged.

     - Pursue Strategic Acquisitions. We intend to continue to pursue strategic acquisitions that provide additional skilled management, technical and creative personnel, client relationships, technological skills, industry expertise and geographic coverage.

IXL ENGAGEMENT METHODOLOGY (ID5)

     We have developed an engagement methodology known as iD5 which governs and directs all phases of project management from initial engagement definition to final solutions delivery. iD5 consists of five distinct, clearly delineated stages which provide our clients with clear expectations of both the engagement process and the solutions to be provided. The five stages are:

     - Discover. Collect information relevant to the engagement objective.

     - Define. Formulate an Internet business strategy.

     - Design. Refine and document specifications of the Internet business strategy.

     - Develop. Build elements required to implement the Internet business strategy.

     - Deploy. Deliver final solution(s).

     iD5 enables us to effectively serve our clients by:

     - clarifying client expectations;

     - promoting consistent and efficient service;

     - combining strategic, creative and technical capabilities;

     - minimizing the time it takes to deliver our services; and

     - establishing best practices to be followed throughout iXL.

     iD5 is periodically revised and improved to assimilate and deploy new tools and new best practices developed in the course of iXL's many engagements throughout all of our offices. Through this process, all iXL offices benefit from the knowledge gained in the course of engagements by any iXL office.

IXL SERVICES

     We believe we offer clients a single source for the comprehensive range of services required to identify, design, develop and deploy Internet-based business solutions which complement or expand conventional business processes. Our services include Internet strategy consulting, Internet-based business solutions, and our iXL Solution Sets.

Internet Strategy Consulting

     We offer consulting services to our clients with the objective of developing Internet solutions that augment a client's overall business strategy. We offer Internet strategy consulting that combines our knowledge of industry dynamics and business processes with an understanding of the client's specific needs. We have established industry practice groups, which are in varying stages of development and staffing, in the Banking & Financial Services, Media & Entertainment, Travel, Telecommunications & Technology, Healthcare and Retail industries. We also employ strategy consultants with general business and Internet expertise. As of December 31, 1999, we employed approximately 190 professionals who provide strategy consulting services.

     While Internet strategy consulting directly generates only a small percentage of our revenues, we believe that Internet strategy consulting will be an important service offering which will differentiate iXL from many of our competitors. By offering strategy consulting services, we believe we can leverage the consulting and strategy planning expertise of our various industry experts into engagements which will utilize the services provided by other iXL practice groups.

Internet-Based Business Solutions

     Our revenues are principally derived from the design and delivery of Internet-based business solutions. These solutions typically are web-based applications, many of which integrate with a client's existing computer systems. These solutions can incorporate multiple capabilities including Internet strategy consulting, creative design, information architecture, software engineering, project management, and audio, video and animation production.

     Among our Internet-based business solutions, we offer e-commerce systems and services, business information management systems, interactive learning environments, digital media management services, and web site development and hosting services.

     - E-Commerce Strategy and Applications. We design, develop and deploy sophisticated e-commerce applications for bringing buyers and sellers together via the Internet. We have created a broad range of e-commerce applications on behalf of our clients, ranging from online retail sites to electronic procurement systems. Our strength in e-commerce lies in our ability to integrate third-party software with a client's existing computing and network infrastructure to create a robust e-commerce environment for the client's customers and prospects. Our technology group utilizes a set of core e-commerce enabling technologies from companies, including:

       - Microsoft and Broadvision, for e-commerce server applications;

       - Oracle for database platform development; and

       - Sun Microsystems and Compaq for networking products and services.

       We have created our own e-commerce applications for specific client needs. We also work with many third-party software companies which have developed more general applications for conducting different aspects of e-commerce ranging from security to online transaction payments processing.

     - Enterprise Relationship Management. We design and develop sophisticated computer based business information management systems. These include database-driven websites that help clients manage their customer, supplier, and vendor relationships more effectively and provide secure database access. Some of these web sites also have the capacity to recognize and profile the types of information a user is typically interested in, and to provide that information automatically to the user during future visits to the site. As part of our Enterprise Relationship Management capability, we develop intranets and extranets which enable our clients to communicate with employees, customers, suppliers and vendors, as well as track and store critical business data and other information.

     - Online Learning and Performance. We have developed expertise in providing education and training using interactive multimedia and Web technology. We employ instructional designers who create and adapt training materials for use in multimedia and online environments. Interactive learning environments have been attractive to service industry organizations which are geographically dispersed, rely on employees with a common base of skill sets and experience high turnover. We have developed several customized solutions to meet the needs of our clients and are developing an additional iXL Solution Set to facilitate the creation and publication of interactive training courses. iXL's learning environments utilize RealNetworks G-2 streaming, Microsoft Media Technologies, Macromedia Dreamweaver, Flash, TopClass and Podium Web-based training systems.

     - Digital Media Solutions. We have developed solutions that combine video, audio, animation, graphics and content into digital media presentations. These media are also frequently utilized to create

       Internet-based presentations. We possess expertise in numerous post-production editing technologies. These technologies are used for the assembly of video and audio content used in many of our clients' Internet applications. We also provide video production services including the design, scripting, production, testing and distribution of audio and video clips and full broadcast-quality presentations. In addition, we own the worldwide perpetual rights to a comprehensive stock video library of over 500,000 clips. Examples of our work in this area include the development of new capabilities for delivering audio and video content via the Internet for Real Networks, developing specialized data management software for Object Design and the delivery of high resolution imagery via the Internet for Live Pictures. We also have an Enhanced Television (E-TV) group that is developing technology, applications, content and expertise for use in the emerging industry of digitally delivered Internet Protocol-based information and entertainment. Currently, we are working with media, technology and telecommunications companies to design and build the navigational infrastructures, business models and strategic relationships required for success in the E-TV marketplace.

       iXL has transferred the video library and the other assets related thereto to FootageNow, Inc. in exchange for equity in FootageNow. iXL will retain a perpetual worldwide, royalty-free license to use these transferred assets. Our Chairman of the Board and Chief Executive Officer, U. Bertram Ellis, Jr., is a director of FootageNow and holds a less than 1% equity interest therein.

     - Web Sites and Hosting. To provide complete Internet solutions, we offer development of traditional web sites and state-of-the-art web site hosting services through our Memphis, Tennessee, and San Jose, California, hosting facilities. Our hosting capabilities are offered primarily to clients who require unique and specific hosting technology.

iXL Solution Sets

     iXL Solution Sets are custom applications based on a common, reusable framework and component library which can be customized and implemented quickly and cost-effectively. Historically, a significant portion of iXL's revenues was generated by iXL Solution Sets. The amount of revenue generated by Solution Sets was nominal in 1999 and iXL does not expect any significant revenues from iXL Solution Sets in the future.

IXL INDUSTRY PRACTICE GROUPS

     iXL has established practice groups in the Banking & Financial Services, Media & Entertainment, Travel, Telecommunications & Technology, Healthcare and Retail industries. These practice groups are in varying stages of development, staffing and activity. To build our industry practice group expertise, we leverage the experience of our employees who have previously worked for major consulting firms or companies in the relevant industries. We have utilized our industry expertise in serving the clients listed below. These clients, included for illustrative purposes, are not intended to be representative of our clients generally.

                          INDUSTRY                                     CLIENTS
                          --------                                     -------
Banking & Financial Services................................  Chase Manhattan Bank
                                                              General Electric
                                                              Merrill Lynch
Media & Entertainment.......................................  Warner Brothers
                                                              21e Web Network
Travel......................................................  Budget Rent a Car
                                                              Delta Air Lines
                                                              Virgin Atlantic Airways
Telecommunications & Technology.............................  BellSouth
                                                              Diamond Multimedia RioPort
Healthcare..................................................  DuPont
                                                              McKessonHBOC
                                                              Healtheon/WebMD
Retail......................................................  Shop At Home
                                                              Wherehouse.com

SALES AND MARKETING

     The role of iXL's marketing program is to create and sustain preference and loyalty for the iXL brand as a leading provider of strategic Internet services. Marketing occurs at the corporate and local levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and our web site, and also engineers and oversees central marketing and communications programs for use by each of our local offices. Regional marketing representatives are responsible for building brand awareness within each geographic region. These representatives report to the Executive Vice President for Worldwide Marketing of iXL, Inc.

     As part of its continuing relationship with iXL and CFN, General Electric as agreed to use its reasonable efforts to provide access to CFN's platform to its employees and to employees of its affiliates.

     iXL's sales force is split into two units, one which deals with generation of new clients, and the other which focuses on sales to existing clients. Existing clients are managed by local project managers who report to the general managers of the local offices, which then report to the Regional Vice Presidents for Operations on sales- and client development-related issues. The Regional Vice Presidents then report to the Executive Vice President for Worldwide Client Development of iXL, Inc. New clients are targeted by iXL's business development staff which operates regionally, reporting to the Regional Vice Presidents for Operations, which in turn report to the Executive Vice President for Worldwide Client Development of iXL, Inc.

ACQUISITION STRATEGY

     iXL's current acquisition strategy is to pursue selective strategic acquisitions to enhance its service capabilities and to permit iXL to scale rapidly in a targeted skill set or industry. Our post-acquisition strategy is to integrate the acquired component to enhance the competitiveness and profitability of iXL as a whole.

     We identify acquisition candidates through our ongoing industry searches, through our business network and through contact initiated by companies seeking to be purchased. Potential targets are evaluated on numerous quantitative and qualitative factors. Quantitative factors include historical and projected revenues and profitability, geographic coverage and contract backlog. Qualitative factors include strategic and cultural fit, management skill, customer base and technical proficiency.

     Our post-acquisition process includes the integration of all financial reporting systems, operating procedures, and training programs into the iXL culture and infrastructure. Integration typically begins before the acquisition transaction has been closed, with a goal of total integration promptly following closing. Our Technical Operations Center plays a critical role in this process, connecting the acquired business' systems to our central systems. In an effort to promote integration with the entire company, we rarely base the purchase price for a company we acquire on the post-acquisition performance of that company.

     Historically, we have used our common stock for substantially all of the consideration for our acquisitions. We anticipate that this will continue in the future and have registered 411,345 shares of common stock pursuant to a "shelf" Registration Statement on Form S-4 for this purpose, and expect to register 6,000,000 shares of common stock pursuant to one or more additional Registration Statements on Form S-4. By maximizing the use of stock as acquisition consideration, we believe that each acquired company's management has a greater incentive to focus on iXL's long-term growth through the appreciation of its stock price. We also generally grant stock options to employees of newly acquired companies as a means of increasing employee and management retention.

  Recent Acquisition

     On October 4, 1999, we entered into an Agreement and Plan of Merger with Tessera Enterprise Systems, Inc., a Wakefield, Massachusetts enterprise relationship management solutions firm, for a purchase price of approximately $120 million (based on the exchange ratio and stock valuation dictated by the merger agreement as of October 4, 1999), consisting primarily of iXL common stock. This acquisition was consummated on January 11, 2000. This acquisition provides iXL with enterprise relationship management expertise. These new capabilities will enable iXL to design, build, integrate, deploy and maintain advanced enterprise relationship management, or ERM, solutions that allow clients to:

     - integrate customer interactions across all points of contact;

     - provide information infrastructure and data management capabilities necessary to fully understand customer behaviors across all channels;

     - prioritize new business opportunities based on business objectives and impact; and

     - use customer information more effectively to generate revenue.

     Since its founding in 1995, Tessera Enterprise Systems focused exclusively on the ERM marketplace. Prior to its acquisition by iXL, Tessera Enterprise Systems delivered over 100 ERM engagements and over 30 large scale technical implementations primarily to Fortune 1000 clients. The acquisition of Tessera Enterprise Systems adds approximately 130 employees in offices in Wakefield, Massachusetts, and San Francisco, California.

STRATEGIC ALLIANCES AND AFFILIATIONS

     We have entered into, and intend to continue entering into, strategic alliances and affiliations with a select group of technology service providers.

     The primary goals of our strategic alliances and affiliations are:

     - to enhance iXL's overall service offerings;

     - to create or identify new revenue opportunities through referrals and the creation of new service offerings; and

     - to increase iXL's credibility and visibility in the marketplace through collaboration in joint marketing.

     We have established strategic affiliations with, among others, Microsoft, Intel, Sun Microsystems, Cisco, EMC and Oracle. These strategic affiliations provide us early access to training, product support and technology.

     We have also established strategic alliances with companies offering technologies which serve important roles in the deployment or delivery of iXL services. These alliances focus on the joint development of integrated solutions which utilize the technologies offered by iXL's partners to deliver the services designed by iXL. Our strategic alliances include alliances with RealNetworks, Sun Microsystems and Broadvision. Through our strategic alliance with RealNetworks, a leading provider of media streaming technologies, we will be presented as a preferred provider of content for events streamed via RealNetworks technologies. Sun recently named iXL as the first founding member of their new, highly strategic e-channel partner program. This allows iXL early access to the latest Sun technology and software as well as commitment to training iXL engineers on the Sun platform. Through our strategic alliance with Broadvision, which specializes in personalized electronic commerce software applications for businesses and consumers, we have gained access to Broadvision software, maintenance, support, and training on a preferred basis. We are also engaging in joint marketing, sales, and development efforts with Broadvision.

     The contracts governing the strategic affiliations and alliances generally do not have long durations or minimum requirements. In addition, they are generally terminable by iXL or the other party at will.

TECHNOLOGY

     Our Technical Operations Center is our computer systems center which links all of our local offices with a centralized knowledge management system. The Technical Operations Center facilitates the integration of operations of local offices into all facets of iXL, including, financial reporting, e-mail, and dissemination of knowledge and best practices. The Technical Operations Center allows for the rapid integration of acquired businesses, facilitates collection and dissemination of knowledge and best practices throughout iXL and supports enterprise business systems. The Technical Operations Center maintains its network operations and monitoring in Atlanta, with central data center and intellectual property transit support from its data center in Memphis, Tennessee, and co-location facilities in San Jose, California. The Technical Operations Center manages our general ledger accounting systems, global project and time tracking systems, sales force automation, electronic messaging, central data warehouse repository services, wide area network infrastructure, intellectual property transport services and global digital security. These functions are closely integrated in a worldwide iXL intranet that additionally supports human resources and distance learning. We view the Technical Operations Center as a key strategic asset, providing a platform to permit rapid growth and a working model of the solutions we can design for our clients.

     While readily available third-party technologies are used to develop nearly all iXL solutions, iXL does not believe it is dependent on any given technology to deliver its solutions. Typically, iXL chooses among multiple software products to select the most appropriate product for a given use. If any one product ceased to be available to iXL, other similar products are generally available. Further, the third-party providers generally license their products directly to iXL's clients. Consequently, iXL is not at risk of loss of individual licenses.

TRADEMARKS

     iXL(TM), the iXL logo, Interactive Excellence(TM), Internet Excellence(TM), the CFN logo, CFN(TM), Consumer Financial Network(TM), CFN.com(TM), YouDecide.com(TM), the YouDecide.com logo, Surf Less. Net More.(TM), Ultimate Solution(TM), iD5(TM) and the names of products and services offered by iXL and CFN are trademarks, registered trademarks, service marks or registered service marks of iXL and CFN. This Annual Report on Form 10-K also includes product names, trade names and trademarks of other companies.

CONSUMER FINANCIAL NETWORK

     Consumer Financial Network, Inc., or CFN operates YouDecide.com, which is a sophisticated e-commerce web site for marketing financial services and benefits over corporate intranets and the Internet. CFN also offers its services through a call center. CFN's equity is owned 76% by iXL, 23% by General Electric, and 1% by other stockholders. CFN has contracted with competing providers of financial services and employee benefits to create a platform for the comparison shopping and purchase of these services. The CFN Program is provided to the general public via its YouDecide.com web site and to large companies and associations, many with 5,000 or more employees, for distribution as a voluntary human resources benefit to their employees or members.

     Currently, CFN provides access to the following services:

     - automobile, homeowners and other lines of personal insurance;

     - home mortgages;

     - home equity loans;

     - auto finance;

     - long-term care insurance;

     - term life insurance;

     - prepaid legal services;

     - financial planning;

     - credit cards;

     - online banking; and

     - pet insurance.

     Traditionally, the services currently offered by CFN have not been presented on a standardized or comparable basis. Accordingly, consumers have often been deterred from obtaining meaningful price comparisons from competing services providers. Many consumers have been unable or unwilling to devote the time required to compile comparative quotes and have instead relied on other factors unrelated to the price or the terms provided in purchasing these services.

     We believe YouDecide.com is an attractive offering for consumers because it enables consumers to receive explanatory information and an unbiased comparison of products, services and quotes based on equivalent terms from multiple providers of financial services and employee benefits. In addition, because CFN aggregates the general public and employees of multiple major companies and members of associations, and aggregates a nationwide network of services providers who compete for each individual member's business, CFN is often able to negotiate discounted pricing for certain products for its customers. Consumers can access CFN online or by telephone.

     We believe YouDecide.com is attractive to services providers, because it is designed to:

     - provide directed access through corporate intranets to employed consumers, a highly desirable customer market segment, as well as to the general public;

     - allow each provider to directly access its preferred target market by including multiple providers of similar services;

     - provide a lower cost of customer acquisition than traditional distribution channels due to automated consumer access and bulk acquisition of consumers through access to the general public and the participation of large employers and associations;

     - allow providers to expand geographically; and

     - allow providers to utilize Internet-enabled payments and automatic payroll deduction to secure payment for services sold.

     As a result of the benefits outlined above as well as the aggregated customer base available through CFN, providers contracting with CFN may offer discounted rates and other features that are more competitive than the individual rates and features they otherwise may offer through traditional distribution channels.

     CFN earns fees on each sale of services made online or through its call center. Currently, a significant portion of consumer inquiries to CFN for services offered by CFN's providers are made through CFN's call center. Our goal is for the relative volume of online inquiries as well as the automation of the entire process from inquiry to completed transaction to increase significantly in the future as intranets become more widespread and as customers become more familiar with the Internet. We believe that such an increase in online inquiries in proportion to call center inquiries will reduce CFN's support costs. CFN's performance will depend in large part upon CFN's ability to estimate accurately the resource requirements and the revenues generated by customers engaging in the transactions with service providers on the CFN web sites. Expenses and investments must be incurred well in advance of the potential transactions intended to generate revenue to justify this cost structure.

Member Companies

     We believe CFN is attractive to employers because CFN enables employers to offer to their employees, at no cost to the employer, access to a wide range of financial services and employee benefits at generally discounted rates. Initially, CFN has chosen to provide its program to large companies and associations as a no cost human resources benefit for their employees or members. Current CFN member companies include:

Advantica                      Ryder Corporation
Amerigas                       Society for Human Resource Management
BellSouth                      Texas A&M University
Ericsson                       Thomson Corporation
Nextel                         General Electric Capital Corporation
Williams Companies

     Once CFN has established a relationship with a participating employer, CFN's strategy is to become part of the payroll deduction system of the employer. This arrangement allows employers more flexibility in their payroll deduction systems, while enabling CFN to provide multiple services to employees. Becoming part of the payroll deduction system also enhances CFN's ability to retain employees as customers for its providers. Automatic payroll deduction allows services providers to offer payment plans that are structured around the frequency of payroll deductions and is the most desirable form of payment for CFN's participating services providers.

Provider Network

     CFN's offerings includes property and casualty insurance, home finance, automobile finance, legal services, long-term care, term life insurance and vision plans. Providers available through CFN include:

     - Allied Insurance Company, American Express Property Casualty companies, Amica Mutual Insurance Company, Chubb Group of Insurance Cos., Electric Insurance Company, and Nationwide Mutual Insurance Co. in property and casualty insurance;

     - BankOne, CharterBank, Chase and GMAC Mortgage Corporation in home finance;

     - debis Financial Services, First Union National Bank and MSDW Credit Corp in automobile finance;

     - Law Phone in legal services;

     - Transamerica, Alliance, CNA, CSO and Portis in long-term care;

     - Empire General Life, CAN/Life, First Penn Pacific, North American and Ameritas in life insurance;

     - Vision Care Advantage and the Signature Group in vision services;

     - Ernst & Young, DirectAdvice.com and Money Minds in Financial Planning;

     - First USA and Security First Network Bank in credit card services; and

     - Premier Pet Insurance in pet insurance.

     The terms of these contracts range from one to three years. Most contracts terminate either on or before December 31, 2000 with automatic renewals for additional one year terms, and some contracts are on a trial basis only. The contracts specify the terms of the agreement with CFN, generally including information on terms of pricing to be provided, the fulfillment process, compensation to CFN, necessary regulatory requirements, restrictions on use of consumer information provided by CFN, indemnification, and intellectual property protection for CFN. There are no minimum volume requirements required from CFN to providers. CFN is currently working to obtain non-residential mortgage brokerage licenses where necessary. In jurisdictions where CFN is currently not so licensed, CFN provides access to mortgages through one of its appropriately licensed providers.

Market Expansion

     CFN has expanded its business to make its program available to the general public over the Internet via its YouDecide.com web site and through its call center. This expansion has been effected to date primarily by entering into agreements with selected Internet retail and informational sites to expand awareness of the YouDecide.com web site, including agreements with Hoover's Online, Women.com, Forbes.com, and SmartMoney.com. This expansion into the general public arena is intended to broaden the prospective customer base for both CFN and its services providers. The service offerings and the corresponding prices offered to the general public are sometimes different from those offered to CFN's corporate participants.

Technology

     CFN's e-commerce program consists of three component layers. The first, or top, layer is the YouDecide.com Internet web site accessed by the consumer which gathers and displays information. The second component layer is decision software which takes the consumer information and chooses applicable services from the provider information maintained in this second layer. The third component layer stores consumer information and integrates with CFN providers' systems. CFN expanded its technology resources by its acquisition of iExpert, Inc. in October 1999. iExpert is a providers of knowledge-based human resource software solutions for large corporations. CFN's acquisition of iExpert enhances CFN's product offering to corporate human resources departments and CFN's ability to gain access to large corporate employee populations.

     The e-commerce technology developed by CFN, for which CFN has multiple utility patents pending, is a flexible multi-function comparative quoting system. While the current application is for the dissemination of information about financial services and employee benefits, the quoting system has uses in many industries. CFN believes this technology could be applied to other situations to allow consumers to compare multiple products from different providers.

Government Regulation of Insurance, Auto Finance and Mortgages

     In most states, there are two broad categories of insurance agency licenses, one for property and casualty insurance and the other for life and health insurance. CFN's wholly owned subsidiary, CFN Agency, Inc., a Delaware corporation, is licensed as a resident insurance agency for both property and casualty insurance and life and health insurance by the state of Georgia. For property and casualty insurance business, CFN Agency is licensed as a nonresident corporate insurance agency or at least one employee of CFN Agency is individually licensed as a nonresident insurance agent in all 50 states.

     For life and health insurance business, CFN Agency is licensed as a nonresident corporate insurance agency or at least one CFN employee agent is individually licensed as a nonresident insurance agent in 49 states.

     Because of the lack of uniformity in state insurance agency licensing laws, a corporate insurance agency cannot obtain an insurance agency license in all fifty states. Some states do not issue insurance agency licenses to corporations but only issue insurance agent licenses to individuals. Other states issue corporate insurance agency licenses only if the state of residence of the applicant for a corporate insurance agency license applicant reciprocates by issuing corporate insurance agency licenses to insurance agencies resident in the foreign state. In some states where CFN Agency does not have a nonresident corporate insurance agency license, a CFN employee agent is individually licensed in those states as a nonresident insurance agent and the CFN employee agent transacts the business of CFN Agency where permitted. If any CFN employee agent's employment with CFN is terminated, CFN Agency may not be able to transact its business unless and until it has another employee who is individually licensed as a nonresident insurance agent in the states where CFN Agency does not hold a nonresident corporate insurance agency license. If a state in which CFN Agency does not hold a nonresident corporate insurance agency license determines that CFN Agency is transacting business in such state as an unlicensed insurance agency, CFN Agency could be subject to fines and prohibited from engaging in its insurance agency business in that state.

     Some states regulate prepaid legal plan companies as an insurance company or their products as specialized legal expense products, while other states regulate prepaid insurance plans as non-insurance services. In states that regulate prepaid legal plan companies as insurance companies, the product is usually classified as casualty insurance. Certain states' bar associations require prepaid legal plans to file periodic information statements. CFN does not believe it is subject to such requirements.

     It is not guaranteed that a state in which CFN Agency does not hold a nonresident corporate insurance agency license will not assert that CFN Agency is transacting business in such state as an unlicensed insurance agency. Generally, commissions payable for the sale of insurance products in a given state cannot be paid to, or received by, a person or entity that is not licensed as an insurance agent or agency in such state, as applicable. There is no guarantee that a state in which CFN Agency does not hold a nonresident corporate insurance agency license will not assert that commissions assigned by the CFN employee agent to CFN Agency are an assignment of insurance commissions occurring in such state to an unlicensed corporate insurance agency. In the states in which CFN Agency does not hold a nonresident corporate insurance agency license, the insurance companies that have contracted with CFN Agency pay commissions to the CFN employee agent, who then assigns such commissions to CFN Agency. If a state in which CFN Agency does not hold a nonresident corporate insurance agency license determines that CFN Agency is wrongfully receiving an assignment of insurance commissions in, or with respect to insurance policies sold in, that state as an unlicensed insurance agency, both CFN Agency and the subject CFN employee agent could be subject to fines and prohibited from doing business in that state.

     CFN Agency operates a telephone call center located in Duluth, Georgia. Some of the CFN employee agents work in this telephone call center. These call center agents provide information and education to consumers who are employees of client companies or members of client affinity groups and the general public regarding the insurance products described on YouDecide.com. Some of the call center agents are also licensed in states other than Georgia as nonresident insurance agents; however, each call center agent is not licensed as an insurance agent in all 50 states. There is no guarantee that a state in which a call center agent is not licensed as a nonresident insurance agent will not assert that such call center agent is, by providing information and education to consumers resident in such state about insurance products on YouDecide.com, transacting insurance agent activities without being licensed by such state as a nonresident insurance agent. If a state in which a call center agent does not hold a nonresident insurance agent license determines that a call center agent has transacted the business of an insurance agent in that state, both CFN Agency and such call center agent could be subject to fines and prohibited from doing insurance business in that state.

     CFN operates its residential mortgage and auto finance business through its wholly owned subsidiary, CFN Finance, Inc., a Delaware corporation. There are numerous federal and state statutes and regulations affecting these activities including licensing requirements and laws that prohibit discrimination, unfair and deceptive trade practices, and require disclosure of basic information to consumers concerning credit terms and settlement costs, limit fees and charges paid by consumers and lenders, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered and that impose fiduciary duties on a person acting as a broker. CFN Finance is in the process of applying, where necessary, for broker licenses to permit it to operate its residential mortgage finance and, where required, its auto finance programs. There is the possibility that some states may not grant such a license to CFN Finance. Until these licenses are granted, CFN Finance has entered into a licensing agreement with a Federal savings and loan association to operate CFN Finance's residential mortgage finance program and auto finance program in those states which require licenses. CFN Finance's residential mortgage and auto finance programs are being offered in states where no licenses are required. Federal law governing federal savings banks preempts the ability of states to require that a Federal savings bank be licensed under state law in order to conduct a finance broker business. There is no guarantee that the residential mortgage program and auto finance program licensing agreements will be renewed upon its expiration date of March 31, 2000, or that either agreement will not be terminated sooner and that CFN Finance will have acquired the appropriate license or that CFN Finance will be able to find another way to conduct its business in any state that requires a license if the license agreement terminates in that state. There also is no guarantee that a state regulatory agency or a consumer will not challenge the operation of the business under the license agreement.

IXL VENTURES

     As a complement to iXL's core business, iXL assists in the development of other Internet-related businesses. Through its subsidiary iXL Ventures, Inc., iXL lends its management experience to early stage and developing
Internet-related businesses. iXL Ventures relationships frequently include many of the following facets:

     - executive-level introductions of the developing business to other businesses in the same market;

     - advising the developing business with respect to the development of its business plan;

     - inclusion of the developing business in preferred provider programs for executive search services; and

     - designation by iXL of one member of the developing business' board of directors.

     In return for its assistance, iXL receives a minority equity interest in the developing business. iXL generally does not recognize any revenue related to these activities because of the difficulty in valuing such services. In addition, because of the high degree of uncertainty surrounding these businesses, most equity interests acquired by iXL in connection with this program to date are recorded at no value in the Financial Statements.

     In some circumstances, these developing businesses are created from existing non-core iXL business units that are beyond the scope of iXL's principal business. In such circumstances, iXL seeks strategic investors to assist in the full development of these projects into viable stand-alone businesses, while retaining an equity interest in the project. Additionally, any such transaction must be approved by a committee of independent directors before any non-core assets are transferred by iXL. CFN was the first major stand-alone business to emerge from this process. iXL also expects to move its equity interest in FootageNow, Inc. to iXL Ventures for continued development under iXL Ventures. iXL has transferred its stock video library to FootageNow, Inc. in exchange for its equity interest. Our Chairman of the Board and Chief Executive Officer, U. Bertram Ellis, Jr., is a less than 1% equity holder of FootageNow, Inc. and is expected to serve as a director (possibly as Chairman of the Board).

     Current iXL Ventures companies include:

     - Student Advantage, Inc., which maintains a series of commercial Internet sites for leading colleges and universities;

     - Kinzan, Inc., a software and services company that develops, distributes and hosts Siteman; and

     - eCandy.com, an online retailer of confections.

     iXL's policy is to not make cash investments in third party companies or to guarantee any obligations of third party companies. However, participants in the iXL Ventures program are often referred to Mercury Investors, LLC or NeoCarta Ventures, L.P. as a potential source for cash investments. Our Chief Executive Officer and certain directors of iXL are investors in Mercury, which has invested in NeoCarta.

COMPETITION

     While the market for strategic Internet services is relatively new, it is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by iXL. We believe that competition will intensify and increase in the future. Our target market is rapidly evolving and is subject to continuous technological change. As a result, iXL's competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on iXL's business, results of operations and financial condition. iXL competes on the basis of a number of factors, including the attractiveness of the strategic Internet services offered, the breadth and quality of these services, creative design, engineering expertise, pricing, technological innovation, and understanding clients' strategies and needs. Many of these factors are beyond our control. Existing or future competitors may develop or offer strategic Internet services that provide significant technological, creative, performance, price or other advantages over the services offered by us.

     iXL's competitors can be divided into several groups:

     - strategic Internet services providers;

     - large information technology consulting services providers;

     - computer hardware and service vendors;

     - strategic consulting firms; and

     - interactive advertising agencies.

     Although most of these types of competitors to date have not offered a full range of Internet professional services, several have announced their intention to do so. These competitors at any time could elect to focus their resources in iXL's target markets, which could adversely affect our business, results of operations and financial condition. Many of iXL's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than iXL. Competitors that have established relationships with large companies but limited expertise in providing Internet solutions may nonetheless be able to successfully use their client relationships to enter the iXL target market or prevent iXL's penetration into their client accounts. Additionally, because competition for Fortune 500 client accounts is significant, some clients are demanding discounts and/or other preferred terms in their contracts. iXL's unwillingness to grant discounts in an effort to protect its profit margins may impact iXL's ability to attract and maintain these clients. We believe that our primary competitors currently are International Business Machines Corporation, Proxicom, Inc., Sapient Corporation, Scient Corp., USWeb Corporation, Viant Corp., and smaller professional Internet services firms.

     Additionally, in pursuing acquisition opportunities we may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than we have. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

     There are relatively low barriers to entry into the strategic Internet services industry. Because of the multitude of diverse technologies available to implement client solutions, there is no single proprietary technology that would preclude or inhibit competitors from entering the Internet professional services market. Therefore, iXL must rely on the skill of its personnel and the quality of its client service. The costs to develop and provide Internet services are low. Accordingly, iXL expects that it will continually face additional competition from new entrants into the market in the future, and iXL is subject to the risk that its employees may leave iXL and start competing businesses. The emergence of these enterprises could have a material adverse effect on our business, results of operations and financial condition.

     The success of CFN will be highly dependent upon CFN's services becoming available to a large number of consumers. CFN expects to face competition from an increasing number of sources in the marketplace. CFN competes with other Internet-based providers of insurance and other financial services, as well as traditional insurance companies providing group rates to corporate employees. CFN believes that its primary and more direct competitors currently are Answer Financial, Rewards Plus, Quicken.com, Quiken Insurance, Quicken Mortgage, InsWeb, E-Loan, iOwn, People First, and Giggo.com. CE-Loan and iOwn are also providers on the YouDecide.com web site. CFN also may compete with Microsoft Corporation, which currently provides comparative quotes from home mortgages on the web. If CFN fails to compete successfully against current or future competitors, CFN's business results of operations and financial conditions will be materially and adversely affected.

EMPLOYEES

     As of December 31, 1999, iXL had approximately 2,100 employees, including approximately 190 strategy consultants, 440 engineers and 280 creative designers. None of iXL's employees is represented by a labor union. iXL has experienced no work stoppages and believes its relationship with its employees is good.

     In an ongoing effort to train and develop its professionals, iXL has established iXL University, a forum to educate its employees on issues ranging from new technologies to office protocol. Employees may attend iXL University by attending live presentations in Atlanta, by viewing the live webcast of such presentations, or by viewing at any time archived versions of presentations through the iXL University web site. In addition, iXL holds regular company-wide meetings among leaders in specific practice areas. iXL also takes advantage of its corporate intranet to foster company-wide communications and knowledge management.

ITEM 2.  PROPERTIES

     iXL's executive offices are located in Atlanta, consisting of approximately 138,000 square feet of leased space, the lease for which expires in 2007. iXL has executed a lease for its new headquarters in Atlanta, which will contain approximately 300,000 square feet. iXL will not occupy this space until after April 2000. With the exception of IXL-Memphis, Inc., which owns an approximately 15,000 square foot office building and an approximately 5,600 square foot warehouse, iXL leases space for its regional offices in the following metropolitan areas: New York, NY; Los Angeles, San Francisco, San Diego, and Santa Clara, CA; Chicago, IL; Boston, MA; Washington, D.C.; Charlotte and Raleigh, NC; Richmond, VA; Denver, CO; Norwalk, CT; Hamburg and Berlin, Germany; London, England; Madrid, Spain; and Tokyo, Japan. CFN leases space for its executive offices in Atlanta, Georgia and New York, New York and its operations offices in Duluth, Georgia.

ITEM 3.  LEGAL PROCEEDINGS

     iXL currently and from time to time is involved in litigation incidental to the conduct of its business. iXL is not a party to any lawsuit or proceeding that, in the opinion of management of iXL, is likely to have a material adverse effect on iXL.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 1999, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     iXL's common stock commenced trading publicly on the Nasdaq National Market on June 3, 1999 and is traded under the symbol IIXL. Prior to that date, there was no public market for the common stock. The following table sets forth for the periods indicated the high and low sales prices of the common stock.

                                                               HIGH     LOW
                                                              ------   ------
Year Ended December 31, 1999
  Second Quarter (from June 3, 1999 through June 30,
     1999)..................................................  $27.00   $13.75
  Third Quarter.............................................  $38.38   $20.00
  Fourth Quarter............................................  $58.00   $31.63

As of January 31, 2000, there were approximately 506 holders of record of the common stock.

     iXL has never declared or paid any cash dividends on the common stock. iXL does not expect to pay any cash dividends in the foreseeable future. Under the terms of its credit agreement, iXL is restricted from paying cash dividends to its stockholders.

RECENT SALES OF UNREGISTERED SECURITIES

     The following is a summary of the transactions by the Company during 1999 involving sales of iXL's securities that were not registered under the Securities Act of 1933.

     1. During the period from January 1, 1999 through December 31, 1999, iXL granted employee stock options to purchase an aggregate 7,649,713 shares of its common stock pursuant to the iXL Enterprises, Inc. 1996 Stock Option Plan in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. These shares were registered on a Form S-8 Registration Statement, filed December 10, 1999.

     2. During the period from January 1, 1999 through December 31, 1999, iXL granted for employee stock options to purchase an aggregate 5,408,717 shares of its common stock pursuant to the iXL Enterprises, Inc. 1999 Stock Option Plan in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. These shares were registered on Form S-8 Registration Statement, filed December 10, 1999.

     3. During the period from January 1, 1999 through December 31, 1999, iXL granted employee stock options to purchase an aggregate 1,712,093 shares of its common stock pursuant to the iXL Enterprises, Inc. 1999B Stock Option Plan in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. These shares were registered on Form S-8 Registration Statement, filed December 10, 1999.

     4. During the period from January 1, 1999 through December 31, 1999, iXL granted for no cash consideration options to purchase an aggregate 385,000 shares of its common stock pursuant to the iXL Enterprises, Inc. 1998 Non-Employee Stock Option Plan in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. 290,000 of these shares were registered on a Form S-8 Registration Statement, filed December 10, 1999.

     5. During the period from January 1, 1999 through December 31, 1999, iXL issued and sold 45,150 shares of common stock upon exercise of options granted under the 1998 Non-Employee Stock Option Plan for an aggregate consideration of $108,745 in cash. These issuances of stock were made in reliance on Section 4(2) of the Securities Act and Rule 701 promulgated under the Securities Act.

     6. During the period from January 1, 1999 through December 31, 1999, iXL issued and sold 884,930 shares of common stock upon exercise of employee stock options under the 1996 Stock Option Plan for an aggregate consideration of $2,700,278 in cash. These issuances of stock were made in reliance on Section 4(2) of the Securities Act and Rule 701 promulgated under the Securities Act.

USE OF PROCEEDS

     On June 2, 1999, the Securities and Exchange Commission declared iXL's Registration Statement on Form S-1 (File No. 333-71937) effective. On June 8, 1999, iXL closed its initial public offering of an aggregate of 6,000,000 shares of iXL's Common Stock at an aggregate offering price of $72,000,000. The managing underwriters for the offering were Merrill Lynch, Pierce Fenner & Smith Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and BancBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. Net cash proceeds to iXL, after deducting underwriting discounts and commissions of $5,040,000 and offering expenses of $5,293,000 were $61,667,000.

     In connection with the initial public offering, iXL registered and offered the underwriters of the offering an option to purchase an additional 900,000 shares of Common for an aggregate offering price of $10,800,000. The underwriters exercised this option on June 14, 1999. Net proceeds to iXL, after deducting underwriting discounts and commissions of $756,000 were $10,044,000.

     iXL has used approximately $59,011,000 of the net proceeds from its initial public offering for working capital purposes and $12,700,000 for purchases of fixed assets related to certain office expansions and purchases of computer hardware and software.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the following selected Consolidated Financial Data with "Management's Discussion and Analysis of Financial Condition and Results of Operations for iXL" and iXL's audited Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. iXL commenced operations effective May 1, 1996. All of iXL's acquisitions have been accounted for using the purchase method, and accordingly, the statement of operations data of iXL for all periods presented reflect the results of operations from these businesses from their respective acquisition dates. The consolidated statement of operations data set forth below for the years ended December 31, 1997, 1998 and 1999, and the consolidated balance sheet data at December 31, 1998 and 1999 are derived from and qualified by reference to iXL's audited Consolidated Financial Statements, which appear elsewhere in this Annual Report on Form 10-K.

                                                         EIGHT
                                                         MONTHS
                                                         ENDED          YEARS ENDED DECEMBER 31,
                                                      DECEMBER 31,   ------------------------------
                                                          1996         1997       1998       1999
                                                      ------------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues............................................    $ 5,379      $ 18,986   $ 64,767   $218,343
Cost of revenues....................................      3,577        11,343     44,242    125,725
                                                        -------      --------   --------   --------
          Gross profit..............................      1,802         7,643     20,525     92,618
Sales and marketing expenses........................        812         3,903     17,325     55,670
General and administrative expenses.................      1,247         9,114     30,163     73,839
Research and development expenses...................         --         4,820      4,408      4,655
Depreciation........................................        372         1,408      5,217     12,857
Amortization........................................        928         5,191     10,590     18,174
                                                        -------      --------   --------   --------
          Loss from operations......................     (1,557)      (16,793)   (47,178)   (72,577)
Other income (expense), net.........................         48           116        (28)      (161)
Loss on equity investment...........................       (249)       (1,443)    (1,640)       (65)
Interest income.....................................         32           136        750      3,577
Interest expense....................................        (30)         (238)      (770)      (987)
                                                        -------      --------   --------   --------
          Loss before income taxes..................     (1,756)      (18,222)   (48,866)   (70,213)
Income tax benefit..................................        302         2,782         --         --
                                                        -------      --------   --------   --------
          Net loss..................................     (1,454)      (15,440)   (48,866)   (70,213)
Dividends and accretion on mandatorily redeemable
  preferred stock...................................         --            --     (9,099)   (20,966)
                                                        -------      --------   --------   --------
          Net loss available to common
            stockholders............................    $(1,454)     $(15,440)  $(57,965)  $(91,179)
                                                        =======      ========   ========   ========
Basic and diluted net loss per common share.........    $ (0.37)     $  (2.36)  $  (4.92)  $  (2.08)
                                                        =======      ========   ========   ========
Weighted average common shares outstanding..........      3,972         6,540     11,777     43,747
                                                        =======      ========   ========   ========

                                                                     AS OF DECEMBER 31,
                                                            1996      1997      1998       1999
                                                           -------   -------   -------   --------
                                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents................................  $   409   $23,038   $19,259   $120,812
Working capital..........................................      217    23,879    27,119    199,450
Total assets.............................................   16,472    57,612   142,951    357,855
Debt, including current portion..........................      691     1,273    21,420      1,838
Mandatorily redeemable preferred stock...................       --    29,930    65,679         --
Mandatorily redeemable preferred stock of subsidiary.....       --        --     9,839     48,955
Stockholders' equity.....................................   12,989    21,950    25,560    260,095

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of the financial condition and results of operations of iXL in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

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

     iXL was founded in March 1996 and commenced operations effective May 1, 1996, and since that time has acquired a total of 36 companies. All of iXL's acquisitions have been accounted for using the purchase method. Therefore, the historical financial data include the results of operations of companies acquired from their respective acquisition dates. iXL has incurred substantial losses since its inception and anticipates continuing to incur substantial losses for the foreseeable future. As of December 31, 1999, iXL had an accumulated deficit of approximately $136 million. Although iXL has experienced revenue growth, this growth may not be sustainable or indicative of future results of operations.

     iXL's customers generally retain iXL on a project-by-project basis. iXL typically does not have material contracts that commit a customer to use its services on a long-term basis. Revenue has historically been recognized primarily using the percentage of completion method on a contract-by-contract basis. iXL's use of the percentage of completion method of revenue recognition requires management to estimate the degree of completion of each project. To the extent these estimates prove to be inaccurate, the revenues and gross profits reported for periods during which work on the project is ongoing may not accurately reflect the final results of the project. Any anticipated losses on projects are charged to earnings when identified. Historically, iXL has primarily priced its projects on a fixed-price basis, rather than on a time-and-materials basis, and it typically assumes the fixed-price contracts of companies it acquires. In order to mitigate risks associated with fixed-price contracts, where possible iXL is negotiating new contracts on a time-and-materials basis. iXL has implemented an internally developed estimation process to determine the fixed price for an engagement, and standardize pricing throughout its offices. This methodology incorporates standard personnel billing rates, project implementation risks and the overall technical complexity of the project. We believe that the standardization of pricing throughout our network of offices will decrease project pricing risk. iXL attempts to price larger, fixed-price contracts on a three-phase basis -- strategic review, design and implementation. Each phase is priced separately, immediately prior to its commencement. Currently, less than a third of iXL's revenues are derived from contracts priced on a three-phase basis.

     Through both acquisitions and its directed marketing efforts, iXL has established a diversified base of clients in a wide range of industries, including the industries targeted by iXL's marketing efforts. However, we derive a significant portion of our revenue from a small number of clients, including General Electric which represented approximately 8% of our revenue for the twelve months ended December 31, 1999, and may continue to account for a large portion of our revenue in the future. Additionally, iXL recently entered into a services agreement with Virgin Group which is expected to generate significant revenue in the future. Competition for Fortune 500 clients has become significant, causing some clients to demand discounts and/or other preferred terms in their services agreements. iXL's unwillingness to grant these discounts in an effort to protect its profit margins, may impact iXL's ability to obtain or maintain these clients.

     iXL's revenues are comprised of fees from Internet strategy consulting, Internet-based business solutions and iXL Solution Sets. iXL's revenue composition has changed substantially from inception, and iXL expects further change as its business develops. Historically, a substantial majority of iXL's revenues have been derived from traditional web site development and the implementation of iXL's Solution Sets. To succeed, iXL must leverage its existing relationships and establish new relationships in order to substantially increase the revenues derived from more comprehensive strategic Internet services. We have entered into multi-year services agreements with General Electric and Delta Air Lines under which we have agreed to provide strategic Internet services. These agreements guarantee minimum payments to iXL for services provided by iXL. In connection with these agreements, we have issued warrants to General Electric and Delta Air Lines which resulted in non-cash charges that reduced our reported revenue. For Delta Air Lines, this charge approximated $1.2 million, reducing the $10 million of guaranteed revenue from Delta Air Lines in 1999 and early 2000 to $8.8 million, and for General Electric this charge approximated $4.8 million, reducing the $20 million of guaranteed revenue from General Electric earned during 1999 to approximately $15.2 million.

     iXL's expenses include cost of revenues, sales and marketing, general and administrative, and research and development expenses. Cost of revenues includes salaries, benefits and related overhead expenses associated with the generation of revenues. Sales and marketing expenses include promotion, new business generation expenses and the salary and benefit costs of personnel in these functions. General and administrative expenses include management, accounting, legal and human resources costs. Research and development expenses include salary and benefit costs of technical personnel developing Solution Sets and component frameworks. iXL's expenses also include non-cash charges related to option grants and warrant issuances which have been charged to the appropriate expense classification based on the terms of each option or warrant.

     In connection with (1) the reasonable efforts of GE Capital Equity Investments, Inc. to provide the CFN program to its employees and (2) the marketing agreement among iXL and General Electric, iXL has issued warrants to purchase 1,500,000 shares of common stock to General Electric. iXL believes the value of these agreements to be $1.4 million and accordingly this is expected to result in $1.4 million of marketing expenses to be recorded in the 12 month period from April 1999 through March 2000. Net loss available to common stockholders and stockholders' equity will also be impacted by non-cash charges related to this warrant issuance. Through December 31, 1999, $1.0 million was charged to expense related to this warrant issuance.

     iXL's future success will depend in large part upon its ability to attract, train and retain additional highly skilled executive-level management and creative, technical, consulting and sales personnel. Competition for such personnel is intense, and iXL is unsure that it will be successful in attracting, training and retaining such personnel. Historically, iXL has experienced significant employee turnover, and its ability to control employee turnover will have a significant impact on its profitability.

     CFN has expended and will continue to expend significant resources to build electronic data interchange interfaces with participating institutions, to grow its technology infrastructure, to add additional participating companies and employees to the program and to establish access to the YouDecide.com web site. None of these expenses is incurred under long-term vendor contracts. In addition, CFN has expended and will continue to expend significant resources to promote its YouDecide.com brand and web site. Each of these expenditures must be incurred in advance of the recognition of revenue. As a result, these expenses are expensed as incurred, except for fixed asset purchases which are depreciated over their expected useful lives. CFN recognizes revenue upon completion of an end-user transaction through the CFN operating network, which also will require the realization of expenses in advance of related revenue. To date, the volume of transactions on CFN has been limited and, accordingly, the revenue recognized has been minimal. As a result, iXL may not be able to achieve or sustain profitability. CFN incurred an operating loss of $38 million for the twelve months ended December 31, 1999. iXL incurred non-cash stock compensation expense related to its option grants for the year ended December 31, 1998, totaling $1.6 million and for the twelve months ended December 31, 1999, totaling $4.9 million. iXL expects to recognize approximately $3.7 million in 1999, $2.4 million in 2000, $2.2 million in 2001, $1.8 million in 2002 and $0.9 million in 2003 in stock compensation expense relating to the grant of options from inception through December 31, 1999.

ACQUISITION PROGRAM

     iXL has acquired a total of 36 businesses since its inception and intends to continue acquiring similar businesses. iXL evaluates acquisitions based on numerous quantitative and qualitative factors. Quantitative factors include historical and projected revenues and profitability, geographic coverage and contract backlog. Qualitative factors include strategic and cultural fit, management skills, customer base and technical proficiency. Most of the consideration paid by iXL for prior acquisitions has been in the form of common stock. iXL anticipates that common stock and options to acquire common stock will continue to constitute most of the consideration used to make future acquisitions.

     On October 4, 1999, we entered into an Agreement and Plan of Merger with Tessera Enterprise Systems, Inc., a Wakefield, Massachusetts enterprise relationship management solutions firm, for a purchase price of approximately $120 million (based on the exchange ratio and stock valuation as dictated by the merger agreement as of October 4, 1999). The acquisition was completed on January 11, 2000. The acquisition is expected to provide enterprise relationship management expertise and has expanded our workforce by approximately 130 employees.

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

     We believe our historical acquisitions have contributed to our growth by rapidly expanding our employee base, geographic coverage, client base, industry expertise and technical skills.

     iXL anticipates that a portion of its future growth will be accomplished by acquiring existing businesses. The success of this plan depends upon, among other things, iXL's ability to integrate acquired personnel, operations, products and technologies into its organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. iXL cannot guarantee that it will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms to finance such acquisitions, consummate such acquisitions or successfully integrate acquired personnel and operations. See "Risk Factors -- Risks Related to iXL's Business -- We may be unable to continue to grow at our historical growth rates or to effectively manage our growth" and "-- Our continued growth is dependent on the successful completion of acquisitions."

ANNUAL RESULTS OF OPERATIONS

 Years Ended December 31, 1999 and December 31, 1998

     The following discussion relates to iXL's actual operating results for the periods noted. These operating results include the operations of the companies acquired by iXL during the periods referenced from the date of acquisition only. iXL completed 24 acquisitions during 1998 and one during 1999. As a result, we believe the operating results for the year ended December 31, 1999 are not comparable to the operating results for the year ended December 31, 1998.

     Revenues. Revenues increased $153.6 million, or 237%, to $218.3 million for the twelve months ended December 31, 1999 from $64.8 million for the twelve months ended December 31, 1998. The increase was primarily attributable to a series of acquisitions throughout 1998 and to an aggressive hiring initiative throughout 1999 and 1998 which expanded our client base and headcount. The growth was also due to an increase in the number and size of client engagements and the development and growth of industry practice groups and other internet based business solutions.

     Cost of revenues. Cost of revenues increased $81.5 million, or 184%, to $125.7 million for the twelve months ended December 31, 1999 from $44.2 million for the twelve months ended December 31, 1998. As a percentage of revenues, cost of revenues decreased to 58% for the twelve months ended December 31, 1999, down from 68% for the twelve months ended December 31, 1998. The dollar increase was primarily attributable to an increase in headcount due to the integration of the companies acquired by iXL, organic growth in billable headcount, as well as to the development of CFN. Also included in this increase was $0.9 million of non-cash expense related to stock compensation charges. The decrease as a percentage of revenues was primarily attributable to increases in billing rates and improvements in revenue per billable employee.

     Sales and marketing expenses.  Sales and marketing expenses increased $
38.3 million, or 221%, to $55.7 million for the twelve months ended December 31, 1999 from $17.3 million for the twelve months ended December 31, 1998. As a percentage of revenues, sales and marketing expenses decreased to 26% for the twelve months ended December 31, 1999, down from 27% for the twelve months ended December 31, 1998. The dollar increase was primarily attributable to the increase in headcount due to the development of iXL's sales and marketing infrastructure and staff. Also included in this increase was $1.4 million of non-cash expense related to stock compensation charges.

     General and administrative expenses. General and administrative expenses increased $43.7 million, or 145%, to $73.8 million for the twelve months ended December 31, 1999 from $30.2 million for the twelve months ended December 31, 1998. As a percentage of revenues, general and administrative expenses decreased to 34% for the twelve months ended December 31, 1999, from 47% for the twelve months ended December 31, 1998. The dollar increase was primarily attributable to the increase in headcount due to the integration of the companies acquired by iXL since January 1, 1998, as well as the expansion of management and physical infrastructure to support the growth in iXL's operations. Also included in this increase was $1.0 million of non-cash expense related to stock compensation charges.

     Research and development expenses. Research and development expenses remained relatively constant at $4.7 million for the twelve months ended December 31, 1999 as compared to $4.4 million for the twelve months ended December 31, 1998. As a percentage of revenues, research and development expenses decreased to 2% for the twelve months ended December 31, 1999, from 7% for the twelve months ended December 31, 1998.

     Depreciation. Depreciation expenses increased $7.7 million, or 146%, to $12.9 million for the twelve months ended December 31, 1999 from $5.2 million for the twelve months ended December 31, 1998. The increase primarily related to the depreciation of assets of the companies acquired by iXL since January 1, 1998 and the investments in physical infrastructure at these companies after acquisition.

     Amortization. Amortization expenses increased $7.6 million, or 72%, to $18.2 million for the twelve months ended December 31, 1999 from $10.6 million for the twelve months ended December 31, 1998. The increase was a result of the amortization of goodwill and assembled workforce recorded in connection with the acquisitions which took place during 1998.

     Interest expense. Interest expense increased $0.2 million to approximately $1 million in 1999 primarily due to borrowings under the iXL's credit agreement.

  Years Ended December 31, 1998 and December 31, 1997

     The following discussion relates to iXL's actual operating results for the periods noted. These operating results include the operations of the companies acquired by iXL during the periods referenced from the date of acquisition only. iXL completed four acquisitions during 1997 and 24 during 1998. As a result, we believe the operating results for the year ended December 31, 1998 are not comparable to the operating results for the year ended December 31, 1997.

     Revenues. Revenues increased $45.8 million, or 241%, to $64.8 million for the year ended December 31, 1998 from $19.0 million for the year ended December 31, 1997. This increase was attributable to iXL's acquisition program, an increase in the size and number of client engagements, and, to a lesser extent, the development and growth of industry practice groups. CFN had no revenue in 1997 and accounted for $251,000 of iXL's 1998 revenues.

     Cost of revenues. Cost of revenues increased $32.9 million, or 290%, to $44.2 million for the year ended December 31, 1998 from $11.3 million for the year ended December 31, 1997. As a percentage of revenues, cost of revenues increased from 60% for the year ended December 31, 1997 to 68% for the year ended December 31, 1998. The increase in dollar and percentage terms was primarily attributable to the integration of the companies acquired by iXL since January 1, 1998 and, to a lesser extent, the development of CFN. CFN had no revenues or cost of revenues during 1997.

     Sales and marketing expenses. Sales and marketing expenses increased $13.4 million, or 344%, to $17.3 million for the year ended December 31, 1998 from $3.9 million for the year ended December 31, 1997. As a percentage of revenues, sales and marketing expenses increased from 21% for the year ended December 31, 1997 to 27% for the year ended December 31, 1998. This increase in dollar and percentage terms was primarily attributable to the continued development and expansion of iXL's sales and marketing infrastructure and staff. Through acquisition and internal growth, iXL's sales staff increased from 40 employees at the end of 1997 to 105 employees at the end of 1998. In addition, we hired the Executive Vice President for Worldwide Marketing of iXL, Inc. During 1998 we expanded the corporate sales and marketing departments and related support staff to provide corporate oversight and additional support for the iXL offices. We also hired specialized salespeople in iXL's key industry groups. Also included in this increase was $0.8 million of non-cash expense related to warrant issuances.

     General and administrative expenses. General and administrative expenses increased $21.1 million, or 231%, to $30.2 million for the year ended December 31, 1998 from $9.1 million for the year ended December 31, 1997. As a percentage of revenues, general and administrative expenses decreased from 48% for the year ended December 31, 1997 to 47% for year ended December 31, 1998. The dollar increase was primarily attributable to the companies acquired by iXL since January 1, 1998, associated integration costs and the expansion of management infrastructure to support the growth in iXL's operations. Also included in this increase was $1.4 million of non-cash stock option expense.

     Research and development expenses. Research and development expenses decreased $0.4 million, or 9%, to $4.4 million for the year ended December 31, 1998 from $4.8 million for the year ended December 31, 1997. As a percentage of revenues, research and development expenses decreased from 25% for the year ended December 31, 1997 to 7% for the year ended December 31, 1998. Research and development costs in 1999 were primarily related to the continued development of an automated quote system at CFN. The purchase price of BoxTop Interactive, Inc. included a $2.4 million charge to in-process research and development expenses in 1997 relating to an Internet-based videoconferencing product under development which had not reached technological feasibility. Certain related core technology was valued as existing technology and not included in the value of the acquired in-process technology. The value of the purchased in-process technology was determined by estimating the present value of the projected net cash flows to be generated by the development efforts completed as of the acquisition. Revenue, expenses, and other cash flow items associated with commercialization of the product were estimated for a discrete projection period. Strong revenue growth was projected for this product through 1999; thereafter, revenue was expected to increase moderately each year through 2001. The cash flows were then discounted to present value at 35%, a rate of return that considers the relative risk of achieving the projected cash flows and the time value of money. Finally, a stage of completion factor was applied to the sum of the present values of the cash flows in the discrete projection period. Application of the stage of completion factor correctly excludes from the value of in-process technology that value associated with remaining development tasks (which are not in-process). The stage of completion factor was calculated giving consideration to the costs incurred to date on the in-process technology relative to the total anticipated costs for the project. Additionally, consideration of the level of difficulty of completed development tasks relative to those remaining was also made. In the fourth quarter of 1998, due to the introduction of competing products utilizing alternative technologies into the market, management decided to cease further investment in the development of this product.

     Depreciation. Depreciation expenses increased $3.8 million to $5.2 million for the year ended December 31, 1998 from $1.4 million for the year ended December 31, 1997 The increase related to the depreciation of assets of the companies acquired by iXL since January 1, 1997 and investments in physical infrastructure at these companies after acquisition.

     Amortization. Amortization expenses increased $5.4 million to $10.6 million for the year ended December 31, 1998 from $5.2 million for the year ended December 31, 1997. The increase was a result of the goodwill and assembled workforce recorded in connection with the 24 acquisitions which took place during 1998 and the four acquisitions which took place during 1997.

     Interest expense. Interest expense increased $0.5 million to approximately $0.8 million in 1998 primarily due to borrowings under the iXL's credit facility.

     The following tables present certain unaudited quarterly results of operations of iXL for 1999 and 1998. We believe that our historical financial statements are not necessarily indicative of future results of operations. You should read these quarterly results of operations in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                              FOR THE QUARTER ENDED                            FOR THE QUARTER ENDED
                                  ----------------------------------------------   ----------------------------------------------
                                  3/31/1998   6/30/1998   9/30/1998   12/31/1998   3/31/1999   6/30/1999   9/30/1999   12/31/1999
                                  ---------   ---------   ---------   ----------   ---------   ---------   ---------   ----------
Revenue.........................   $ 6,864    $ 10,520    $ 18,123     $ 29,260    $ 33,012    $ 45,896    $ 63,731     $ 75,704
Cost of revenue.................     4,899       8,086      12,628       18,629      19,583      27,044      36,664       42,434
                                   -------    --------    --------     --------    --------    --------    --------     --------
  Gross profit..................     1,965       2,434       5,495       10,631      13,429      18,852      27,067       33,270
Selling expenses................     2,036       2,887       4,573        7,829       8,150      11,308      12,960       23,252
General and administrative
  expenses......................     2,956       5,862       7,021       14,324      15,725      15,320      19,080       23,714
Research and development
  expenses......................       907       1,322       1,244          935       1,058       1,337       1,094        1,166
Depreciation expense............       699         955       1,261        2,302       2,284       2,931       3,284        4,358
Amortization expense............     1,182       1,709       3,101        4,598       4,351       4,333       4,329        5,161
                                   -------    --------    --------     --------    --------    --------    --------     --------
Loss from operations............    (5,815)    (10,301)    (11,705)     (19,357)    (18,139)    (16,377)    (13,680)     (24,381)
Other income (expense), net.....        36          17         (13)         (68)         69        (183)        (69)          22
Loss on equity investment.......      (395)       (508)       (384)        (353)        (65)         --          --           --
Interest income.................       264         106         181          199         216         517       1,447        1,397
Interest expense................       (28)        (19)       (275)        (448)       (336)       (357)       (136)        (158)
                                   -------    --------    --------     --------    --------    --------    --------     --------
Loss before taxes...............    (5,938)    (10,705)    (12,196)     (20,027)    (18,255)    (16,400)    (12,438)     (23,120)
Income tax expense (benefit)....        --          --          --           --          --          --          --           --
                                   -------    --------    --------     --------    --------    --------    --------     --------
        Net loss................   $(5,938)   $(10,705)   $(12,196)    $(20,027)   $(18,255)   $(16,400)   $(12,438)    $(23,120)
                                   =======    ========    ========     ========    ========    ========    ========     ========
Dividends and accretion on
  MRPS..........................      (725)     (1,753)     (2,618)      (4,003)     (5,293)    (14,769)       (452)        (452)
                                   -------    --------    --------     --------    --------    --------    --------     --------
        Net loss available to
          common stockholders...   $(6,663)   $(12,458)   $(14,814)    $(24,030)   $(23,548)   $(31,169)   $(12,890)    $(23,572)
                                   =======    ========    ========     ========    ========    ========    ========     ========
Weighted average shares
  outstanding...................     8,592       9,657      12,796       16,063      16,082      28,719      64,539       65,648
Basic and diluted net loss per
  share.........................   $ (0.78)   $  (1.29)   $  (1.16)    $  (1.50)   $  (1.46)   $  (1.09)   $  (0.20)    $  (0.36)
                                   =======    ========    ========     ========    ========    ========    ========     ========

LIQUIDITY AND CAPITAL RESOURCES

     On June 8, 1999, iXL completed its initial public offering and received net proceeds of approximately $61.7 million from the sale of 6,000,000 shares of common stock. On June 14, 1999, the underwriters exercised their over-allotment option resulting in the sale of 900,000 additional shares of common stock for net proceeds of approximately $10.0 million. On June 8, 1999, CFN received net proceeds of approximately $49.3 million from the sale of 16,190,475 shares of CFN's Series B Convertible Preferred Stock. Also on June 8, 1999, iXL received net proceeds of approximately $23.3 million from the sale of 2,000,000 shares of common stock in a private placement. On November 24, 1999, iXL completed the public offering of 2,000,000 shares of common stock, and received net proceeds of approximately $68.6 million. On December 14, 1999, the underwriters exercised a portion of their over-allotment option resulting in the sale of 50,000 additional shares of common stock for net proceeds of approximately $1.8 million. Prior to its initial public offering, iXL financed its operations primarily through private sales of capital stock, which totaled approximately $132.2 million in aggregate net proceeds, and borrowings under its credit facility and other loans.

     On July 29, 1998, iXL entered into a credit facility with Chase Manhattan Bank providing for borrowings of up to $20 million. At December 31, 1998, approximately $20.0 million of borrowings were outstanding under this credit facility. In January 1999, iXL repaid all of the approximately $9.4 million then outstanding under the revolving facility of the credit facility with a portion of the proceeds of a private placement of iXL's Series A Preferred Stock. Additionally, in June 1999 iXL repaid all remaining amounts outstanding under the credit facility (approximately $13.1 million) with a portion of the net proceeds of its initial public offering. The $10 million term facility commitment terminated upon this payment, and only the revolving commitment of $10 million remained available under the credit facility. iXL's obligations under the credit facility were secured by substantially all of the assets of iXL and its domestic subsidiaries other than CFN and CFN's subsidiaries. These obligations were also secured by all of the stock of iXL's domestic subsidiaries, other than CFN's subsidiaries, and 65% of the stock of iXL's foreign subsidiaries. Borrowings under the credit facility accrued interest at a rate of 2% plus the greater of Chase Manhattan Bank's prime rate or .5% plus the weighted average of the rates on overnight Federal funds transactions. As of December 31, 1999, there were no amounts outstanding under the credit facility although letters of credit totalling approximately $3 million had been issued under this facility, reducing the revolver availability by such amount.

     On January 7, 2000, iXL terminated its existing July 29, 1998 credit facility and entered into a senior secured revolving syndicated credit facility with several banks providing for borrowings of up to $50 million. As of January 31, 2000, no borrowings were outstanding under this credit facility. iXL's obligations under the credit facility are secured by substantially all of the assets of iXL and its domestic operating subsidiaries other than iXL Ventures, Inc., CFN and CFN's subsidiaries. These obligations are also secured by all of the stock of iXL's domestic operating subsidiaries, other than CFN's subsidiaries, and 65% of the stock of iXL's foreign subsidiaries. Borrowings under this credit facility mature December 31, 2002 and accrue interest either
(a) at a rate of 1.75% plus the greater of Chase Manhattan Bank's prime rate or 0.5% plus the weighted average of the rates on overnight Federal funds transactions, or (b) at a rate of 2.75% plus an adjusted LIBOR rate. This credit agreement provides for borrowings based upon a borrowing base formula. A commitment fee is charged on the unused portion of the credit agreement.

     At December 31, 1999, iXL had approximately $121 million in cash and cash equivalents. For the three year period ended December 31, 1999, iXL used approximately $113.9 million, $23.8 million and $63.8 million to fund operating activities, acquisition activities, and capital expenditures, respectively. These expenditures were financed primarily with proceeds of sales of iXL's capital stock.

     In addition, at December 31, 1999, iXL had outstanding commitments for capital expenditures of approximately $24.8 million, primarily related to the expansion and improvement of its Atlanta, Richmond and Chicago offices. The remainder of iXL's significant commitments consist of obligations outstanding under operating leases.

     iXL has executed a lease of its new headquarters in Atlanta which would contain approximately 300,000 square feet. iXL anticipates capital expenditures of up to approximately $14 million related to the improvement of this new headquarters.

     iXL believes its available cash resources and credit facilities, combined with the net proceeds of its recent secondary offering, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. However, iXL may need to raise significant additional funds sooner in order to support its growth, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. iXL believes that the available cash resources for CFN will be sufficient to meet its anticipated working capital expenditures for at least the next six months. CFN is currently in discussions with several potential investors to secure additional capital. iXL believes that CFN will be successful securing such capital. If however, CFN is unable to raise additional capital funds, CFN may require additional funding from iXL, although iXL is under no obligation to provide any such funding.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. iXL will be required to adopt FAS 133 for the quarter ended March 31, 2001. iXL does not expect the adoption to have a material impact on its financial statements.

YEAR 2000 RISK

     Prior to December 31, 1999, many installed computer systems and software products were coded to accept only two-digit entries to identify a year in the date code field. Consequently, as of January 1, 2000, many of these systems could fail or malfunction because they may not be able to distinguish between 20th century dates and 21st century dates. Accordingly, many companies, including iXL and iXL's customers, potential customers, vendors and strategic partners, have upgraded their systems to comply with applicable "Year 2000" requirements.

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

     In 1998, iXL formed a Year 2000 Assessment and Contingency Planning Committee to review both its information technology systems, hardware and software, and its non-information technology systems, and where necessary to plan for and supervise the remediation of those systems. The Y2K Committee is headed by the Chief Information Officer of iXL, Inc. Other members of the Y2K Committee include two full-time outside consultants and one full-time and four part-time company employees. The Y2K Committee, utilizing iXL's iD5 engagement methodology, has divided iXL's Year 2000 efforts into five phases: discovery, definition, design, development and deployment. Each of these phases have been completed. iXL believes it has identified its mission critical systems. iXL has obtained confirmations from the providers of these systems that they are Year 2000 complaint. iXL has conducted internal tests of such systems as part of its Year 2000 efforts.

     iXL has confirmed Year 2000 compliance of all material existing iXL systems supplied by third party providers and continues to test new products. iXL has obtained written certification regarding the critical hardware and software systems used to assemble client solutions or to support iXL's internal electronic infrastructure. iXL has also obtained written certification regarding facilities items such as elevators and other non-standard applications and systems that are not prevalent throughout all iXL offices.

     iXL has not examined third party readiness, although CFN has examined the readiness of third parties that provide date sensitive information critical to CFN's business. iXL has not researched and is not researching its clients' readiness, except to the extent clients request iXL to examine solutions delivered by iXL.

     Prior to December 31, 1999, iXL completed contingency plans for critical individual information technology systems and non-information technology systems for implementation. iXL has not to date experienced any material adverse effects of its systems. Furthermore, Management believes that the Year 2000 risk will not pose significant future operational problems for iXL's computer systems. However, there is no guarantee that iXL's Year 2000 program, including consulting with third parties, will avoid any future material adverse effects on iXL's operations, customer relations or financial condition. iXL's total cost of its Year 2000 program was approximately $165,000, as of December 31, 1999. However, there is no guarantee that additional costs will not be incurred.

                                  RISK FACTORS

     iXL stockholders may be exposed to risks inherent in our business. The value of such an investment may increase or decline and could result in a loss. Prospective investors should carefully consider the following factors as well as other information contained in this Annual Report on Form 10-K before deciding to invest in iXL common stock.

RISKS RELATED TO IXL'S BUSINESS

 Our limited operating history makes it difficult to evaluate our business.

     We were founded in March 1996. As a result, we have a limited operating history on which you can base your evaluation of our business and prospects. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. These risks are further amplified by the fact that we are operating in the new and rapidly evolving strategic Internet services market. These risks and uncertainties include the following:

     - our business model and strategy have evolved and are continually being reviewed;

     - we may not be able to successfully implement our business model and strategy; and

     - our management has not worked together for very long.

     We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in iXL will decline.

 Potential fluctuations in our quarterly results make financial forecasting difficult and could affect our common stock trading price.

     As a result of our limited operating history, rapid growth, numerous acquisitions and the emerging nature of the markets in which we compete, we believe that quarter-to-quarter comparisons of results of operations for preceding quarters are not necessarily meaningful. Also, it is difficult to forecast our quarterly results due to the difficulty in predicting the amount and timing of client expenditures, our acquisitions and our employee utilization. Our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. You should not rely on the results of any one quarter as an indication of our future performance. If in some future quarter our results of operations were to fall below the expectations of securities analysts and investors, the trading price of our common stock would likely decline.

  We have an accumulated deficit, are not currently profitable and expect to incur future losses.

     We have incurred substantial losses since our inception and we anticipate continuing to incur substantial losses for the foreseeable future. As of December 31, 1999, we had an accumulated deficit of approximately $136 million. Additionally, our revenue composition has changed substantially from inception, and we expect further change as our business develops. Historically, a substantial majority of our revenue was derived from traditional web site development and implementation of our Solution Sets(TM). Solution Sets are templated Internet applications which we customize for our clients. To succeed, we must take advantage of our existing relationships to substantially increase our revenue derived from more comprehensive strategic Internet services. To facilitate this increase in revenues, we intend to continue to invest heavily in acquisitions, infrastructure, development and marketing. As a result, we may not be able to achieve or sustain profitability. If we fail to achieve or sustain profitability, the trading price of our common stock would likely decline.

  We may be unable to continue to grow at our historical growth rates or to effectively manage our growth.

     Continued, planned growth is a key component of increasing the value of our common stock. In the past two years our business has grown significantly, and we anticipate future internal growth and growth through acquisitions. From January 1, 1997 to December 31, 1999, our staff increased from approximately 90 to approximately 2,100 employees. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems and controls.

     Our growth could also be adversely affected by many other factors, including economic downturns, as clients would reduce or delay their expenditures with us. As a result of these concerns, we cannot be sure that we will continue to grow, or, if we do grow, that we will be able to maintain our historical growth rate.

  Our continued growth is dependent on the successful completion of acquisitions.

     Since our inception, we have completed 36 acquisitions. We anticipate that a portion of our future growth will continue to be accomplished through acquisitions. The success of this plan depends upon our ability to:

     - identify suitable acquisition opportunities;

     - effectively integrate acquired personnel, operations, products and technologies into our organization;

     - retain and motivate the personnel of acquired businesses;

     - retain customers of acquired businesses; and

     - obtain necessary financing on acceptable terms.

     Additionally, in pursuing acquisition opportunities we may compete with other companies with similar growth strategies, some of which may be larger than we are and have greater financial and other resources than we do. Competition for acquisition targets could also result in increased prices for acquisition targets and a diminished pool of companies available for acquisition. Further, we may not be able to successfully integrate the recent acquisition of Tessera Enterprise Systems on a timely basis, or at all, and our inability to do so could harm our operating results.

  We may not be able to keep up with the demand for services under our guaranteed payment services agreements.

     We have entered into multi-year services agreements with General Electric and Delta Air Lines for the delivery of strategic Internet services and may enter into comparable agreements in the future. These agreements guarantee minimum payments to iXL. We will be required to commit significant resources to meet the demands of these contracts. If we are unable to hire enough employees or deploy sufficient resources to meet these demands, we may not be able to provide these clients with the services requested by them. This could cause these clients to become dissatisfied with us and reduce their future demand for our services. It could also harm our reputation with other clients as well as decrease the resources available to service those clients. These impacts could harm our financial condition. We may execute additional agreements of this type in the future.

  Our fixed-price contracts involve financial risk.

     Most of our existing contracts are on a fixed-price basis, rather than a time and materials basis. We assume greater financial risk on fixed-price contracts than on time-and-materials engagements. We have a limited history in estimating our costs for our fixed-price engagements. If we fail to estimate costs on fixed-price contracts accurately or encounter unexpected problems, our financial performance will be adversely effected. To reduce this financial risk, we are attempting to price most new contracts on a time-and-materials basis. We try to price any fixed-price contracts on a three-phase basis--strategic review, design and implementation. Each phase is priced separately, immediately prior to its commencement. We may not be able to price a majority of our larger fixed-price contracts on a three-phase basis. We have had to commit unanticipated resources to complete some of our projects, resulting in lower gross margins. We may experience similar situations in the future.

  If we fail to attract and retain employees, our growth could be limited and our costs could increase.

     Historically, we have experienced significant employee turnover. Our future success will depend in large part upon our ability to attract, train and retain additional highly skilled executive-level management and creative, technical, consulting and sales personnel. The competition in the strategic Internet services industry for such personnel is intense, and we cannot be sure that we will be successful in attracting, training and retaining such personnel. Most of our employees and several of our executive officers have joined us recently, either through acquisitions or otherwise. Our ability to generate revenues is dependent upon the number and expertise of the personnel we employ. Most of our employees are not subject to noncompetition agreements or agreements which condition a portion of acquisition consideration on future performance of an acquired company's management. High turnover resulting in additional training expense would decrease our profitability. Also, we may have difficulty retaining employees who received significant amounts of common stock in connection with the acquisition by iXL of their previous employer once those employees are able to sell their shares of common stock.

  We depend on our key management personnel for our future success.

     Our success depends largely on the skills of our key management and technical personnel. The loss of one or more of our key management or technical personnel may materially and adversely affect our business and results of operations. Currently, our key management and technical personnel are U. Bertram Ellis, Jr., our Chief Executive Officer, William C. Nussey, our subsidiary iXL, Inc.'s Chief Executive Officer and President, C. Cathleen Raffaeli, our subsidiary CFN's President and Chief Operating Officer, M. Wayne Boylston, our Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, Michael Chlan, CFN's Chief Information Officer, Barry Sikes, iXL, Inc.'s Chief Operating Officer, David Clauson, iXL, Inc.'s Executive Vice President for Worldwide Marketing, and Benjamin Chen, iXL, Inc.'s Chief Technology Officer. We do not maintain key man insurance for any of our employees other than Mr. Ellis. We cannot guarantee that we will be able to replace any of these individuals in the event their services become unavailable. Vincent M. Copeland, iXL, Inc.'s Executive Vice President for Worldwide Client Development, died January 26, 2000 from injuries sustained in an automobile accident. Mr. Copeland was one of iXL's key employees prior to his death. Additionally, Mr. Chen has terminated his employment with iXL. The failure to hire capable replacements for Mr. Copeland and Mr. Chen could adversely affect the operations and financial condition of iXL.

  The loss of one or more of our major customers could harm our business.

     The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm our business and prospects. General Electric comprised approximately 8% of our revenue for the twelve months ended December 31, 1999, and may continue to account for a large portion of our revenue in the future. Additionally, iXL recently entered into a services agreement with Virgin Group which is expected to generate significant revenue in the future.

  We generally do not have long-term contracts and need to establish relationships with new clients.

     Our clients generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a client may or may not engage us for further services once a project is completed or may unilaterally reduce the scope of, or terminate, existing projects. To become profitable, we need to establish and develop relationships with additional Fortune 1000 companies and other corporate users of information technology. The absence of long-term contracts and the need for new clients create an uncertain revenue stream, which could negatively affect our financial condition.

  Failure to raise necessary capital could restrict our growth, limit our development of new products and services and hinder our ability to compete.

     We may need to raise significant additional funds in order to achieve our business objectives. Failure to raise these funds may:

     - restrict our growth;

     - limit our development of new products and services; and

     - hinder our ability to compete.

     Any of these consequences would have a material adverse effect on our business, results of operations and financial condition.

     iXL may need to raise significant additional funds sooner in order to support its growth, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. iXL believes that the available cash resources for CFN will be sufficient to meet its anticipated working capital expenditures for at least the next six months. CFN is currently in discussions with several potential investors to secure additional capital. iXL believes that CFN will be successful securing such capital. If, however, CFN is unable to raise additional capital funds, CFN may require additional funding from iXL, although iXL is under no obligation to provide any such funding.

  We may be liable for defects or errors in the solutions we develop.

     Many of the solutions we develop are critical to the operations of our clients' businesses. Any defects or errors in these solutions could result in:

     - delayed or lost client revenues;

     - adverse customer reaction toward iXL;

     - negative publicity;

     - additional expenditures to correct the problem; and

     - claims against us.

     Our standard contracts limit our damages arising from our negligent conduct in rendering our services. These contractual provisions may not protect us from liability for damages. In addition, large claims may not be adequately covered by insurance and may raise our insurance costs.

  Our ability to protect our intellectual property is important to our business.

     We have a variety of copyrights, trademarks, trade secrets and other intellectual property rights which are important to our business. Patent applications have been filed by iXL as well as for the CFN platform, which may or may not be granted. If these applications are not granted, our competitors may be able to copy our technology without compensating us. The steps we take to protect our intellectual property may not be adequate. Effective protection may not be available in every country. In addition, although we believe that our intellectual property rights do not infringe on the intellectual property rights of others, we cannot be sure that other parties will not assert claims against us. We may expend significant financial and managerial resources on these claims. Further, because patent applications are not matters of public record until approved and issued, we may be using technologies subject to patent applications by other parties, and we cannot be sure that we will be entitled to continued use of such technologies if any such third party patent were approved and issued.

  Our investments in iXL Ventures involve risk.

     Through iXL Ventures, we have occasionally assisted in the development of businesses engaged in the "new media and e-commerce" segment of the technology industry. iXL's relationship with these businesses is typically publicized by press releases. Accordingly, the failure of these businesses may directly or indirectly harm our reputation. The businesses are generally unproven, involve substantial risk and may never be profitable.

  Our international operations and expansion involve financial and operational risk.

     Revenue from our foreign offices has been limited to date. We have only minimal experience in managing international offices and only limited experience in marketing services to international clients. Revenues from our international offices may prove inadequate to cover the expenses of establishing and maintaining our international offices and marketing to international clients. In addition, there are risks inherent in doing business on an international level, such as fluctuations in currency exchange rates and potentially adverse tax consequences, any of which could adversely affect our international operations.

RISKS RELATED TO THE STRATEGIC INTERNET SERVICES INDUSTRY

  The developing market for strategic Internet services and the level of acceptance of the Internet as a business medium will affect our business.

     The market for strategic Internet services is relatively new and is evolving rapidly. Our future growth is dependent upon our ability to provide strategic Internet services that are accepted by our existing and future clients as an integral part of their business model. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The level of demand and acceptance of strategic Internet services is dependent upon a number of factors, including:

     - the growth in consumer access to and acceptance of new interactive technologies such as the Internet;

     - companies adopting Internet-based business models; and

     - the development of technologies that facilitate two-way communication between companies and targeted audiences.

     Significant issues concerning the commercial use of these technologies include security, reliability, cost, ease of use and quality of service. These issues remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies.

     Industry analysts and others have made many predictions concerning the growth of the Internet as a business medium. These predictions should not be relied upon. If the market for strategic Internet services fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business will not succeed and the value of your investment in our common stock will decline.

  We may not be able to keep up with the continuous technological change in our market which could harm our business.

     Our success will depend, in part, on our ability to respond to technological advances. We may not be successful in responding quickly, cost-effectively and sufficiently to these developments. If we are unable, for technical, financial or other reasons, to adapt in a timely manner in response to technological advances, we will not be able to compete effectively. In addition, employee time allocated to responding to technological advances will not be available for client engagements.

  We operate in a highly competitive market with low barriers to entry which could limit our market share and harm our financial performance.

     While the market for strategic Internet services is relatively new, it is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. In addition, there are relatively low barriers to entry into our business. We have no patented or other proprietary technology that would preclude or inhibit competitors from entering the strategic Internet services market. We believe that due to the low cost of entering our markets, competition will intensify and increase in the future. This intense competition may limit our ability to become profitable or result in the loss of market share. As a result, our competitors may be better positioned to address developments in the industry or may react more effectively to industry changes, which could adversely affect our business. Additionally, because competition for Fortune 500 client accounts is significant, some clients are demanding discounts and/or other preferred terms in their contracts. iXL's unwillingness to grant discounts in an effort to protect its profit margins may impact iXL's ability to attract and maintain these clients.

     Most of our employees are not subject to noncompetition agreements. As a result, we are subject to the risk that our employees may leave us and may start competing businesses. The emergence of these enterprises will further increase the level of competition in our markets and could adversely affect our growth and financial performance.

RISKS RELATED TO OUR CFN SUBSIDIARY

  CFN's business model is new and unproven.

     CFN, our 76%-owned subsidiary, has incurred significant losses since inception and is expected to generate significant losses for the foreseeable future. As of December 31, 1999, CFN had an accumulated deficit of approximately $55 million. CFN's business model is new and unproven, and its success will depend on:

     - the willingness of consumers to purchase financial and other services through the YouDecide.com web site rather than through traditional distribution methods;

     - CFN's services becoming available to a large number of consumers; and

     - whether providers of services will view participation on the CFN platform as an attractive opportunity.

     To date, the volume of transactions through CFN has been limited and, accordingly, the revenue recognized by CFN has been minimal. CFN has recently made its services available to the general public through the YouDecide.com web site and through its call center. This expansion is in its early stages and accordingly CFN has little experience marketing to the general public. Also, none of the CFN services providers has a long-term contract with CFN. The failure of CFN to successfully implement its business plan could adversely affect our business results and financial condition. Further, CFN must expend significant resources to grow its infrastructure, and the growth of CFN is heavily dependent on its relationships with online services such as Internet portals, financial institutions, and other online companies.

  Government regulation and legal uncertainties related to CFN could adversely affect our business.

     CFN is subject to extensive regulation under the financial services and insurance laws of the United States and the states in which it offers services. The failure to comply with these regulatory requirements can lead to revocation, suspension or loss of licensing status, termination of contracts, legal and administrative enforcement actions and private litigation. Licensing laws and regulations often differ materially between states and within individual states. Moreover, the regulatory agencies governing CFN's activities have substantial discretion in evaluating the permissibility of CFN's current and future activities. Many aspects of CFN's operations, however, have not been subject to federal or state regulatory interpretation. Regulatory requirements are subject to change from time to time and may in the future further restrict CFN's ability to conduct its business.

RISKS RELATED TO OUR COMMON STOCK

  You may encounter volatility in the market price for our common stock.

     The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to factors such as the following:

     - actual or anticipated variations in quarterly results of operations;

     - the addition or loss of affiliates or providers;

     - our ability to hire and retain employees;

     - additions or departures of key personnel;

     - announcements of technological innovations, new products or services by us or our competitors;

     - changes in financial estimates or recommendations by securities analysts;

     - conditions or trends in the Internet and online commerce industries;

     - changes in the market valuations of other Internet or online service companies;

     - our announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     - sales of our common stock;

     - general market conditions; and

     - other events or factors, many of which are beyond our control.

     In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. The trading prices of the stocks of many technology companies are at or near historical highs and reflect price-earnings ratios substantially above historical levels. These trading prices and price-earnings ratios may not be sustained.

     Further, the existing market for our common stock may not be sustained. In such circumstances, it may be difficult for shareholders to sell shares of our common stock at a price that is attractive. Also, in connection with our acquisition strategy and financing activities, we have issued many shares of our common stock to a large number of people and entities under exemptions from the relevant securities laws. If the market price of our common stock significantly decreases, one or more of these investors may file a claim against us for a refund of their investment or for other damages. These types of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business, results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Index to Financial Statements

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
Report of Independent Accountants...........................    39
Consolidated Balance Sheets at December 31, 1998 and 1999...    40
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1999...............    41
Consolidated Statements of Changes in Stockholders' Equity
  for each of the three years in the period ended December
  31, 1999..................................................    42
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999...............    43
Notes to Consolidated Financial Statements..................    44
FINANCIAL STATEMENT SCHEDULE:
For each of the three years in the period ended December 31,
  1999
     II -- Valuation and Qualifying Accounts................    68
Summary of Quarterly Results of Operations -- Unaudited.....    69

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of iXL Enterprises, Inc.:

     In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iXL Enterprises, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 14, 2000

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 19,259   $120,812
  Marketable securities.....................................        --     34,895
  Accounts receivables less allowance for doubtful accounts
    of $796 and $4,021......................................    17,737     62,836
  Unbilled revenues.........................................     8,089     21,794
  Prepaid expenses and other assets.........................     3,355      6,610
                                                              --------   --------
         Total current assets...............................    48,440    246,947
  Property and equipment, net...............................    27,975     52,273
  Intangible assets, net....................................    64,217     55,851
  Other non-current assets..................................     2,319      2,784
                                                              --------   --------
         Total assets.......................................  $142,951   $357,855
                                                              ========   ========
               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  6,438   $ 13,988
  Deferred revenues.........................................     6,072     10,750
  Accrued liabilities.......................................     7,943     22,229
  Current portion of long-term debt.........................       868        530
                                                              --------   --------
         Total current liabilities..........................    21,321     47,497
Long-term debt..............................................    20,552      1,308
                                                              --------   --------
         Total liabilities..................................    41,873     48,805
                                                              --------   --------
Mandatorily redeemable preferred stock......................    65,679         --
Mandatorily redeemable preferred stock of subsidiary........     9,839     48,955
                                                              --------   --------
                                                                75,518     48,955
                                                              --------   --------
Commitments and contingencies (Note 14)
Stockholders' equity
  Class A Convertible Preferred Stock, par value $.01,
    250,000 and 0 shares authorized; issued and outstanding
    177,291 and 0; aggregate liquidation preference of
    $31,103 and $0..........................................         2         --
  Class B Common Stock, par value of $.01, 200,000,000 and 0 shares authorized; issued and outstanding 16,334,905 and
    0 (including 252,416 and 0 shares held in treasury).....       163
  Common Stock, par value of $.01, 0 and 200,000,000
    authorized; issued and outstanding 0 and 67,558,858
    (including 0 and 352,416 shares held in treasury).......        --        676
  Additional paid-in capital................................    94,820    392,432
  Note receivable from stockholder..........................      (900)      (900)
  Unearned compensation.....................................    (1,867)    (7,272)
  Accumulated deficit.......................................   (65,760)  (135,973)
  Accumulated other comprehensive income....................       (10)    12,020
  Treasury stock at cost; 252,416 and 352,416 shares........      (888)      (888)
                                                              --------   --------
  Total stockholders' equity................................    25,560    260,095
                                                              --------   --------
  Total liabilities, mandatorily redeemable preferred stock
    and stockholders' equity................................  $142,951   $357,855
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenues....................................................  $ 18,986   $ 64,767   $218,343
Cost of revenues............................................    11,343     44,242    125,725
                                                              --------   --------   --------
          Gross profit......................................     7,643     20,525     92,618
Sales and marketing expenses................................     3,903     17,325     55,670
General and administrative expenses.........................     9,114     30,163     73,839
Research and development expenses...........................     4,820      4,408      4,655
Depreciation................................................     1,408      5,217     12,857
Amortization................................................     5,191     10,590     18,174
                                                              --------   --------   --------
          Loss from operations..............................   (16,793)   (47,178)   (72,577)
Other income (expense), net.................................       116        (28)      (161)
Loss on equity investment...................................    (1,443)    (1,640)       (65)
Interest income.............................................       136        750      3,577
Interest expense............................................      (238)      (770)      (987)
                                                              --------   --------   --------
          Loss before income taxes..........................   (18,222)   (48,866)   (70,213)
Income tax benefit..........................................     2,782         --         --
                                                              --------   --------   --------
          Net loss..........................................   (15,440)   (48,866)   (70,213)
Dividends and accretion on mandatorily redeemable preferred
  stock.....................................................        --     (9,099)   (20,966)
                                                              --------   --------   --------
  Net loss available to common stockholders.................  $(15,440)  $(57,965)  $(91,179)
                                                              ========   ========   ========
  Basic and diluted net loss per common share...............  $  (2.36)  $  (4.92)  $  (2.08)
                                                              ========   ========   ========
  Weighted average common shares outstanding................     6,540     11,777     43,747
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             CLASS A
                                         PREFERRED STOCK        COMMON STOCK          ADDITIONAL
                                         ----------------   --------------------       PAID-IN     ACCUMULATED   COMPREHENSIVE
                                          SHARES    VALUE     SHARES       VALUE       CAPITAL       DEFICIT        INCOME
                                         --------   -----   -----------    -----      ----------   -----------   -------------
Balance, December 31, 1996.............   111,500   $  1      4,034,800    $  40      $  14,402     $  (1,454)     $     --
Stock issuance.........................    57,760      1                                 13,619            --            --
Stock issuance in connection with
  acquisitions.........................        --     --      4,195,000       42         10,739            --            --
Net loss...............................        --     --             --       --             --       (15,440)           --
                                         --------   ----    -----------    -----      ---------     ---------      --------
Balance, December 31, 1997.............   169,260      2      8,229,800       82         38,760       (16,894)           --
                                         --------   ----    -----------    -----      ---------     ---------      --------
Stock issuance.........................     8,031     --             --       --          5,512            --            --
Stock issuance in connection with
  acquisitions.........................        --     --      8,047,305       81         41,663            --            --
Treasury stock acquired................        --     --       (252,416)      --             --            --            --
Stock options exercised................        --     --         57,800       --             --            --            --
Dividends and accretion on mandatorily
  redeemable preferred stock...........        --     --             --       --         (8,671)           --            --
Common Stock to be issued in connection
  with Class D Preferred...............        --     --             --       --         13,235            --            --
Issuance of stock options and
  warrants.............................        --     --             --       --          3,508            --            --
Stock compensation and warrant
  expense..............................        --     --             --       --            813            --            --
Comprehensive income:
  Net loss.............................        --     --             --       --             --       (48,866)      (48,866)
  Foreign currency translation
    adjustment.........................        --     --             --       --             --            --           (10)
                                                                                                                   --------
  Other comprehensive income...........        --     --             --       --             --            --           (10)
                                                                                                                   --------
Comprehensive income...................                                                                             (48,876)
                                         --------   ----    -----------    -----      ---------     ---------      --------
Balance, December 31, 1998.............   177,291      2     16,082,489      163         94,820       (65,760)
                                         --------   ----    -----------    -----      ---------     ---------
Stock issuance.........................  (177,291)    (2)    33,437,434      335        183,969            --            --
Conversion of escrow shares to treasury
  stock................................        --     --       (100,000)      --             --            --            --
Conversion, dividends and accretion of
  mandatorily redeemable preferred
  stock................................        --     --     17,786,519      178         85,870            --            --
Issuance of stock options..............        --     --             --       --         10,325            --            --
Accretion of mandatorily redeemable
  preferred stock of subsidiary........        --     --             --       --         (1,054)           --            --
Stock compensation and warrant
  expenses.............................        --     --             --       --         18,502            --            --
Comprehensive income:
  Net loss.............................        --     --             --       --             --       (70,213)      (70,213)
  Foreign currency translation
    adjustment.........................        --     --             --       --             --            --          (197)
  Unrealized gain on marketable
    securities.........................        --     --             --       --             --            --        12,227
                                                                                                                   --------
  Other comprehensive income...........        --     --             --       --             --            --        12,030
                                                                                                                   --------
Comprehensive income...................        --     --             --       --             --            --      $(58,183)
                                         --------   ----    -----------    -----      ---------     ---------      ========
Balance, December 31, 1999.............        --   $ --     67,206,442    $ 676      $ 392,432     $(135,973)
                                         ========   ====    ===========    =====      =========     =========

                                                            NOTE
                                             OTHER       RECEIVABLE                                  TOTAL
                                         COMPREHENSIVE      FROM         UNEARNED     TREASURY   STOCKHOLDERS'
                                            INCOME       STOCKHOLDER   COMPENSATION    STOCK        EQUITY
                                         -------------   -----------   ------------   --------   -------------
Balance, December 31, 1996.............     $    --         $  --        $     --      $  --       $  12,989
Stock issuance.........................          --            --              --         --          13,620
Stock issuance in connection with
  acquisitions.........................          --            --              --         --          10,781
Net loss...............................          --            --              --         --         (15,440)
                                            -------         -----        --------      -----       ---------
Balance, December 31, 1997.............          --            --              --         --          21,950
                                            -------         -----        --------      -----       ---------
Stock issuance.........................          --          (900)             --         --           4,612
Stock issuance in connection with
  acquisitions.........................          --            --              --         --          41,744
Treasury stock acquired................          --            --              --       (888)           (888)
Stock options exercised................          --            --              --
Dividends and accretion on mandatorily
  redeemable preferred stock...........          --            --              --         --          (8,671)
Common Stock to be issued in connection
  with Class D Preferred...............          --            --              --         --          13,235
Issuance of stock options and
  warrants.............................          --            --          (3,508)        --              --
Stock compensation and warrant
  expense..............................          --            --           1,641         --           2,454
Comprehensive income:
  Net loss.............................          --            --              --         --         (48,866)
  Foreign currency translation
    adjustment.........................         (10)           --              --         --             (10)
  Other comprehensive income...........          --            --              --         --              --
Comprehensive income...................
                                            -------         -----        --------      -----       ---------
Balance, December 31, 1998.............         (10)         (900)         (1,867)      (888)         25,560
                                            -------         -----        --------      -----       ---------
Stock issuance.........................          --            --              --         --         184,302
Conversion of escrow shares to treasury
  stock................................          --            --              --         --              --
Conversion, dividends and accretion of
  mandatorily redeemable preferred
  stock................................          --            --              --         --          86,048
Issuance of stock options..............          --            --         (10,325)        --              --
Accretion of mandatorily redeemable
  preferred stock of subsidiary........          --            --              --         --          (1,054)
Stock compensation and warrant
  expenses.............................          --            --           4,920         --          23,422
Comprehensive income:
  Net loss.............................          --            --              --         --         (70,213)
  Foreign currency translation
    adjustment.........................        (197)           --              --         --
  Unrealized gain on marketable
    securities.........................      12,227            --              --         --
                                                            -----
  Other comprehensive income...........          --            --              --         --          12,030
                                                            -----
Comprehensive income...................          --            --              --         --              --
                                            -------         -----        --------      -----       ---------
Balance, December 31, 1999.............     $12,020         $(900)       $ (7,272)     $(888)      $ 260,095
                                            =======         =====        ========      =====       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Cash flows from operating activities
Net loss...................................................   $(15,440)  $(48,866)  $(70,213)
Adjustments to reconcile net loss to net cash used in
  operating activities
  Depreciation.............................................      1,408      5,217     12,857
  Amortization.............................................      5,191     10,590     18,174
  Provision for bad debts..................................        118      1,227      5,111
  Acquired in-process technology...........................      2,400         --         --
  Deferred income taxes....................................     (2,782)        --         --
  Non-cash investment and losses in equity affiliate and
     amortization..........................................        807      1,365         65
  Stock options and warrant charges........................         --      2,454     11,923
  Changes in assets and liabilities, net of effects from
     purchase of subsidiaries
     Accounts receivable...................................     (1,538)    (9,840)   (49,893)
     Unbilled revenues.....................................     (1,597)    (5,328)   (13,705)
     Prepaid expenses and other assets.....................       (684)    (4,669)    (5,223)
     Accounts payable and accrued liabilities..............      1,534      5,523     20,597
     Deferred revenues.....................................       (156)     4,888      4,587
                                                              --------   --------   --------
          Net cash used in operating activities............    (10,739)   (37,439)   (65,720)
                                                              --------   --------   --------
Cash flows from investing activities
  Purchases of property and equipment......................     (6,704)   (20,304)   (36,797)
  Purchases of subsidiaries, net of cash acquired..........     (3,433)   (16,602)    (3,717)
  Purchases of marketable securities.......................         --         --    (28,504)
  Proceeds from marketable securities......................         --         --      5,998
  Investment in equity affiliate...........................       (625)        --         --
  Loan to equity affiliate.................................       (250)        --         --
  Proceeds from sale of fixed and intangible assets........         --         --      1,892
                                                              --------   --------   --------
          Net cash used in investing activities............    (11,012)   (36,906)   (61,128)
                                                              --------   --------   --------
Cash flows from financing activities
  Proceeds from borrowings.................................      6,849     23,428         --
  Repayment of borrowings..................................     (6,259)    (6,729)   (20,130)
  Proceeds from issuance of mandatorily redeemable
     preferred stock.......................................     29,930     40,314         --
  Proceeds from issuance of stock..........................     13,860      4,612    199,466
  Proceeds from issuance of mandatorily redeemable
     preferred stock of subsidiary.........................         --      9,839     49,262
  Acquisition of treasury stock............................         --       (888)        --
                                                              --------   --------   --------
          Net cash provided by financing activities........     44,380     70,576    228,598
                                                              --------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents..............................................         --        (10)      (197)
          Net increase (decrease) in cash and cash
            equivalents....................................     22,629     (3,779)   101,553
Cash and cash equivalents at beginning of period...........        409     23,038     19,259
                                                              --------   --------   --------
Cash and cash equivalents at end of period.................   $ 23,038   $ 19,259   $120,812
                                                              ========   ========   ========
Supplemental disclosure of cash flow information
  Cash paid for interest...................................   $    168   $    797   $    819
                                                              ========   ========   ========
Non-cash investing and financing activities
  Acquisition of equipment through capital leases..........   $    289   $    569   $    440
  Unrealized gain on marketable securities.................   $     --   $     --   $ 12,227

  The accompanying notes are an integral part of these consolidated financial statements.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     iXL Enterprises, Inc. (the "Company") is an Internet services company, which provides Internet strategy consulting and comprehensive Internet-based solutions to Fortune 1000 companies and other corporate users of information technology. The Company helps businesses identify how the Internet can be used to their competitive advantage and provides expertise in creative design and systems engineering to design, develop and deploy advanced Internet applications and solutions. In addition to its Internet services offerings, the Company operates Consumer Financial Network, Inc. ("CFN"), a sophisticated e-commerce platform for marketing financial services and employee benefits over corporate intranets and the Internet, as well as through a telesales center.

     iXL Enterprises, Inc. is a Delaware corporation formed in March 1996. Since its inception iXL Enterprises, Inc. has acquired 35 companies (see Note 3).

     In June 1999 the Company completed its initial public offering (IPO) and sold 6,900,000 shares of Common Stock. Also in June 1999, the Company completed a private placement of 2,000,000 shares of Common Stock. In November 1999 the Company completed a follow-on public offering which resulted in the sale of an additional 2,050,000 shares of Common Stock.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. The Company accounted for its investment in University Netcasting, Inc. ("UNI") under the equity method until June 1999, at which time UNI merged with Student Advantage, Inc. ("STAD"). As the Company holds less than a 5% interest in STAD, its investment is recorded as a marketable security.

     At December 31, 1998 and 1999 the Company owned 100% and 98%, respectively, of the common stock of CFN. CFN has also issued mandatorily redeemable convertible preferred stock, of which 29,523,809 shares are issued and outstanding as of December 31, 1999 and are owned by a third party. At December 31, 1998 and 1999 the Company owned 88% and 76%, respectively, of CFN, on an as-converted basis. As the Company owns the majority of the common stock of CFN, it has continued to reflect in its consolidated financial statements all of the operating results of CFN.

REVENUE RECOGNITION

     Revenues are recognized for fixed fee contracts using the percentage of completion method based on costs incurred. Revenues are recognized as services are performed for time and material contracts. CFN recognizes revenues upon completion of an end-user transaction through the CFN operating network.

     Revenues related to software development contracts, including planning, installation, implementation and training, that require significant customization or modification are recognized using the percentage of completion method. Revenues from sales of software that do not require customization or modification are recognized upon delivery, or when all essential elements have been delivered, in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition."

     Unbilled revenues represent revenues earned under contracts in advance of billings. Such amounts are normally converted into accounts receivable within 90 days. Deferred revenue represents billings made or cash received in advance of services performed or costs incurred under contracts. Any anticipated losses on contracts are charged to earnings when identified. Revenues from post-contract support are recorded as services are provided.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

     Marketable securities include the Company's investment in STAD. Such investment is classified as an available-for-sale security and reported at fair value with unrealized gains and losses reported as a component stockholders' equity. Marketable securities also includes short-term investments with original maturities in excess of three months.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost, less accumulated depreciation. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation expense is provided using the straight-line method over the estimated useful lives for purchased assets. Equipment held under capital leases is amortized using the straight-line method over the lesser of the useful life or the lease term. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the remaining term of the lease.

INTANGIBLE ASSETS

     Intangible assets consist primarily of assembled workforce and excess of cost over fair value of net assets acquired ("goodwill") and are stated at cost less accumulated amortization. Identifiable intangible assets consist primarily of assembled workforce, which is being amortized over its estimated future life of three years. Goodwill is being amortized over its estimated future life of five to fifteen years, primarily five years.

     The carrying value of the excess of cost over fair value of net assets acquired and other intangible assets are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates goodwill or other intangibles will not be recoverable, as determined based on future expected cash flows or other fair market value determinations, the Company's carrying value of the goodwill or other intangibles is reduced to fair value.

SOFTWARE DEVELOPMENTS COSTS

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant and therefore, have not been capitalized.

INTERNAL USE COMPUTER SOFTWARE

     The Company adopted the AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1998. The Company capitalizes external costs related to software and implementation services in connection with its internal use software systems.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ADVERTISING COSTS

     The Company expenses production costs of advertising the first time the advertising takes place. Advertising expenses were $596, $1,584 and $9,927 for the years ended December 31, 1997, 1998 and 1999, respectively.

INCOME TAXES

     The Company has applied the asset and liability approach of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," for financial accounting and reporting purposes. The Company accounts for certain items of income and expense in different time periods for financial reporting and income tax purposes. Provisions for deferred income taxes are made in recognition of such temporary differences, where applicable. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized.

STOCK-BASED COMPENSATION PLANS

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations and elects the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per common share is based on the weighted average number of shares of Common Stock outstanding during the period. No potential common shares have been included in the diluted earnings per share calculated as they would have been antidilutive due to the net loss reported by the Company. The convertible securities outstanding and the number of common shares into which they are convertible are as follows:

                                                     NUMBER OF COMMON SHARES INTO WHICH
                                                    THEY ARE CONVERTIBLE AT EACH YEAR-END
                                                   ---------------------------------------
                    SECURITY                          1997          1998          1999
                    --------                       -----------   -----------   -----------
Stock Options...................................    5,549,200    18,226,112    28,862,536
Warrants........................................    1,295,900     2,486,006     3,500,000
Class A Convertible Preferred Stock.............   16,926,000    17,729,100            --
Class B Mandatorily Redeemable Convertible
  Preferred.....................................    8,307,500     9,876,700            --
Class C Mandatorily Redeemable Convertible
  Preferred.....................................      923,200       923,200            --

     The Class D Mandatorily Redeemable Nonvoting Preferred Stock outstanding at December 31, 1998 was not a convertible security, but provided for certain amounts of Common Stock to be issued upon redemption. The minimum aggregate number of shares to be issued upon redemption was 3,722,502.

     CFN has outstanding mandatorily redeemable preferred stock.

     Net loss available to common stockholders used in calculating basic and diluted earnings per share includes charges related to dividends and accretion on mandatorily redeemable preferred stock and mandatorily redeemable preferred stock of subsidiary.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

STOCK SPLIT

     In January 1998, the Board of Directors declared a stock split of the Class B Common Stock effected in the form of a dividend distribution of 99 shares of Class B Common Stock for each share of Class B Common Stock held as of January 9, 1998. The accompanying consolidated financial statements give retroactive effect for this stock dividend as if it occurred as of January 1, 1997.

FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations of foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated into the reporting currency (U.S. dollars) at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported as a separate component of stockholders' equity. The Company has not entered into any hedging contracts during any of the periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value. The carrying amount of long-term debt approximates fair value based on current rates of interest available to the Company for loans of similar maturities.

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company implemented Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This standard requires that the total changes in equity resulting from revenue, expenses, and gains and losses, including those which do not affect the accumulated deficit, be reported. Accordingly, those amounts, comprised of foreign currency translation adjustments and unrealized gains or losses on marketable securities, are included in other comprehensive income in the consolidated statements of stockholders' equity.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt FAS 133 for the quarter ended March 31, 2001. The Company does not expect the adoption to have a material impact on its financial statements.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                          ESTIMATED        DECEMBER 31,
                                                         USEFUL LIVES   ------------------
                                                           IN YEARS      1998       1999
                                                         ------------   -------   --------
Land...................................................       N/A       $   100   $    100
Building...............................................        40           550        550
Improvements...........................................      5-10         4,852     13,074
Furniture and fixtures.................................       5-7         5,472     11,539
Computer equipment and software........................       3-5        19,883     41,429
Equipment..............................................      5-10         6,068      6,706
                                                                        -------   --------
                                                                         36,925     73,398
Less: Accumulated depreciation and amortization........                  (8,950)   (21,125)
                                                                        -------   --------
                                                                        $27,975   $ 52,273
                                                                        =======   ========

     At December 31, 1998 and 1999 the Company had approximately $2,570 and $2,735, respectively, of vehicles and equipment under capital leases included in property and equipment and related accumulated amortization of approximately $889 and $1,257, respectively. Amortization of these assets recorded under capital leases is included in depreciation expense.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. ACQUISITIONS

     During the two-year period ended December 31, 1999, the Company and its subsidiaries acquired 25 companies. The companies acquired and purchase price, including the shares of Common Stock and related warrants and options issued are as follows:

                                                                                                                      FAIR VALUE
                                                  PER SHARE                                 CASH USED                   OF NET
                                                  FAIR VALUE    SHARES OF                      FOR                     TANGIBLE
                                                    OF IXL        COMMON     WARRANTS/    ACQUISITIONS,    TOTAL        ASSETS
                                     DATE           COMMON        STOCK       OPTIONS      NET OF CASH    PURCHASE   (LIABILITIES)
      BUSINESS ACQUIRED            ACQUIRED         STOCK         ISSUED     ISSUED(1)      ACQUIRED       PRICE       ACQUIRED
      -----------------         --------------   ------------   ----------   ----------   -------------   --------   -------------
Digital Planet
  Los Angeles, CA (5).........        May 1998     $   5.50       259,584          --        $ 1,962      $ 3,550       $   (39)
Micro Interactive, Inc.
  New York, NY (3)............        May 1998         5.50       740,000      19,500          1,718        5,809           281
CommerceWave, Inc.
  San Diego, CA (7)...........       July 1998         5.82       877,898      64,434            117        5,459        (1,037)
Image Communications, Inc.
  Vienna, VA (4)..............       July 1998         5.82       378,999     125,054            753        3,324           381
Spinners Incorporated
  Boston, MA (4)..............       July 1998         5.82       674,132      66,495          1,383        5,543           499
Tekna, Inc.
  Richmond, VA (4)(5).........  September 1998         4.50       762,622     125,757            611        4,758           527
Larry Miller Productions, Inc.
  Boston, MA (4)..............  September 1998         4.50       113,823     248,135          1,812        3,490          (143)
NetResponse, L.L.C.
  Arlington, VA (4)(5)(11)....  September 1998         4.50       701,375      73,625          1,719        5,307         1,312
Ionix Development Corp.
  Chicago, IL (5).............  September 1998         4.50       358,551          --          1,059        3,013           231
Pequot Systems, Inc.
  Norwalk, CA (5)(9)..........  September 1998         4.50       378,066          --            792        2,501           154
TwoWay Communications LLC
  Chicago, IL (4)(10).........  September 1998         4.50       269,421          --          1,246        2,469           335
Lava Gesellschaft fur Digitale
  Medien GmbH (4) Hamburg,
  Germany.....................  September 1998         4.50       184,124          --            691        1,519          (274)
Other Acquisitions
  (aggregated 1998)...........         Various                  2,111,406      57,215          2,739       12,669         1,069
                                                                ---------     -------        -------      -------       -------
        Total of 1998
          acquisitions........                                  7,810,001     780,215        $16,602      $59,411       $ 3,296
                                                                =========     =======        =======      =======       =======

LAVA (additional
  consideration)..............     August-1999        24.63       137,304                                   3,381
iExpert, Inc.(12).............    October-1999           (a)           (a)                     3,717        8,359           142
                                                                ---------     -------        -------      -------       -------
        Total of 1999
          acquisitions........                                    137,304                    $ 3,717      $11,740       $   142
                                                                =========     =======        =======      =======       =======


                                                                EXCESS OF
                                                                COST OVER
                                                              FAIR VALUE OF
                                ASSEMBLED        OTHER          NET ASSETS
      BUSINESS ACQUIRED         WORKFORCE    INTANGIBLES(2)      ACQUIRED
      -----------------         ----------   --------------   --------------
Digital Planet
  Los Angeles, CA (5).........   $ 1,012         $   --          $ 2,577
Micro Interactive, Inc.
  New York, NY (3)............       999             --            4,529
CommerceWave, Inc.
  San Diego, CA (7)...........       662            700            5,134
Image Communications, Inc.
  Vienna, VA (4)..............     1,213             --            1,730
Spinners Incorporated
  Boston, MA (4)..............     1,129             --            3,915
Tekna, Inc.
  Richmond, VA (4)(5).........       820             --            3,411
Larry Miller Productions, Inc.
  Boston, MA (4)..............       963             --            2,670
NetResponse, L.L.C.
  Arlington, VA (4)(5)(11)....     1,168             --            2,827
Ionix Development Corp.
  Chicago, IL (5).............       778             --            2,004
Pequot Systems, Inc.
  Norwalk, CA (5)(9)..........       357             --            1,990
TwoWay Communications LLC
  Chicago, IL (4)(10).........       713             --            1,421
Lava Gesellschaft fur Digitale
  Medien GmbH (4) Hamburg,
  Germany.....................       892             --              901
Other Acquisitions
  (aggregated 1998)...........     5,183             --            6,417
                                 -------         ------          -------
        Total of 1998
          acquisitions........   $15,889         $  700          $39,526
                                 =======         ======          =======
LAVA (additional
  consideration)..............                                     3,381
iExpert, Inc.(12).............       369          3,900            3,948
                                 -------         ------          -------
        Total of 1999
          acquisitions........   $   369         $3,900          $ 7,329
                                 =======         ======          =======

---------------

 (1) Amounts equal the number of Common Stock shares to be issued upon exercise of the warrants and options.
 (2) Other intangibles include non-compete agreements and acquired technology. Primary capabilities: (3) Interactive multimedia; (4) Creative design; (5) Software engineering; (6) Travel expertise; (7) E-Commerce; (8) Video production; (9) Financial services consulting; (10) Healthcare expertise;
      (11) Strategy consulting; (12) Human resources consulting.
 (a) iExpert was purchased by CFN with cash and CFN common stock. A total of $3,717 cash was used for this acquisition and a total of 1,625,000 shares of CFN common stock was issued to the stockholders of iExpert. The per share value of the CFN common stock of $2.60 used for purchase accounting was determined by the Company based upon the terms of preferred equity financing that CFN has consummated in 1999.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Individual acquisitions with a purchase price of $2,000 or less have been aggregated in Other Acquisitions in the schedule above and consist of the following:

                                                                              PER SHARE
                                                                              FAIR VALUE
                                                                                OF IXL
                                                                 DATE           COMMON
                    BUSINESS ACQUIRED                          ACQUIRED         STOCK
                    -----------------                       ---------------   ----------
Small World Software, Inc. -- New York, NY(3)(4)..........     January 1998      3.23
Green Room Productions, L.L.C.  -- San Francisco, CA(3)
  (4)(5)..................................................    February 1998      3.23
CCG Online, Inc. -- Denver, CO(3)(4)(5)...................       March 1998      4.60
Spin Cycle Entertainment, Inc. -- Los Angeles. CA(3)(4)...         May 1998      5.50
InTouch Interactive, Inc. -- Charlotte, NC(4).............         May 1998      5.50
Campana New Media, S.L. and The Other Media,
  S.L. -- Madrid, Spain(3)................................        July 1998      5.82
601 Design, Inc. -- New York, NY(7).......................        July 1998      5.82
Wissing and Lawrence, New York, NY(7) -- New York.........        July 1998      5.82
Denovo New Media, Ltd. -- London, England(3)..............   September 1998      4.50
Exchange Place Solutions, Inc. -- Atlanta, GA(8)..........   September 1998      4.50
Pantheon Interactive, Inc. -- Santa Clara, CA(4)..........   September 1998      4.50

     All acquisitions have been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair value on the acquisition dates. The historical carrying amounts of tangible net assets acquired approximated their fair values. The fair value of identifiable intangible assets acquired were based on independent appraisals or management estimates. Since the date of acquisition, the results of operations of the acquired companies have been included in the Consolidated Statement of Operations.

     The allocation of the purchase price of BoxTop Interactive, Inc. resulted in a $2,400 charge to in-process research and development expenses in 1997 relating to an Internet-based video conferencing product under development which had not reached technological feasibility. Such charge has been included in research and development expenses in the Consolidated Statement of Operations. Certain related core technology was valued as existing technology and not included in the value of the acquired technology in-process. The value of the purchased in-process technology was determined by estimating the present value of the projected net cash flows to be generated by the development efforts completed as of the acquisition. Revenue, expenses, and other cash flow items associated with commercialization of the product were estimated for a discrete projection period. Strong revenue growth was projected for this product through 1999; thereafter, revenue was expected to increase moderately each year through 2001. The cash flows when then discounted to present value at 35%, a rate of return that considers the relative risk of achieving the projected cash flows and the time value of money. Finally, a stage of completion factor was applied to the sum of the present values of the cash flows in the discrete projection period. Application of the stage of completion factor correctly excludes from the value of in-process technology that value associated with remaining development tasks (which are not in-process). The stage of completion factor was calculated giving consideration to the costs incurred to date on the in-process technology relative to the total anticipated costs for the project. Additionally, consideration of the level of difficulty of completed development tasks relative to those remaining was also made. In the fourth quarter of 1998, due to the introduction of competing products utilizing alternative technologies into the market, management decided to cease further investment in the development of this product.

     For acquisitions made in 1998 and 1999, the purchase price in excess of identifiable tangible and intangible assets acquired and liabilities assumed of $39,526 and $7,329, respectively, was allocated to

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

goodwill and is being amortized over estimated useful lives of primarily five years. Approximately $15,889 and $369 of the aggregate purchase price was allocated to assembled workforce in place for acquisitions made in 1998 and 1999, respectively, and is being amortized over its estimated useful life of three years.

     The Company discontinued the use of a brandname acquired in the purchase of BoxTop Interactive, Inc. and charged the remaining book value of that intangible asset, approximately $1,700, to amortization expense in 1997.

     The purchase price of the acquisitions consists of the consideration provided to the selling stockholders, which includes Common Stock, options, warrants and cash. The fair value of the Company's Common Stock issued as consideration for the 1998 acquisitions was determined based primarily upon independent appraisals. The fair value of options and warrants issued in connection with the 1998 acquisitions was determined using the Black-Scholes option pricing model using the following assumptions: dividend yield of 0%, expected volatility 60%, risk free interest rate of 5.00% and an expected life of 2 to 5 years, depending on the terms of the specific acquisition. There were no options or warrants issued in conjunction with the 1999 acquisition.

     The terms of three of the Company's 1998 acquisition agreements provide for additional consideration if the acquired entities' revenues exceed certain levels. Such additional consideration is payable in shares of the Company's Common Stock. For two of the acquired companies, the contingency period ended December 31, 1998; for the other entity, the contingency period ended August 31, 1999.

     The targeted revenues were achieved at one of the acquired entities whose contingency period ended December 31, 1998. As such, 50,000 shares of the Company's Common Stock have been accounted for as additional purchase price as of December 31, 1998 and were released from escrow in March 1999.

     The targeted revenues were achieved at the acquired entity whose contingency period ended August 31, 1999. As such, 137,304 shares of the Company's Common Stock have been accounted for as additional purchase price as of December 31, 1999 and will be released from escrow in March 2000.

     The additional consideration requirements of the third 1998 acquisition were not met.

     For those acquisitions that have been structured as tax-free exchanges of stock, the differences between the fair value of the acquired assets, including intangible assets, and their historical tax bases are not deductible for income tax purposes.

     The following unaudited pro forma financial information reflects the results of operations for the years ended December 31, 1998 and 1999, as if the acquisitions had occurred on January 1, 1998. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 1998 and may not be indicative of future operating results. The unaudited pro forma results are summarized as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
Revenues....................................................   $ 88,468      $220,152
                                                               ========      ========
Net loss....................................................   $(63,306)     $(73,111)
                                                               ========      ========
Net loss available to common stockholders...................   $(72,405)     $(94,077)
                                                               ========      ========
Basic and diluted net loss per common share.................   $  (4.46)     $  (2.14)
                                                               ========      ========

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. INTANGIBLE ASSETS

     Intangible assets are comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Excess of cost over fair value of net assets acquired.......  $ 55,066   $ 60,447
Assembled work force........................................    19,916     20,285
Other.......................................................     3,816      7,665
                                                              --------   --------
                                                                78,798     88,397
Less -- accumulated amortization............................   (14,581)   (32,546)
                                                              --------   --------
                                                              $ 64,217   $ 55,851
                                                              ========   ========

5. EQUITY INVESTMENT IN AFFILIATE

     Effective August 27, 1996, the Company acquired a 22% equity interest in the outstanding convertible preferred stock of UNI for $750 in cash. UNI develops and manages sports information websites for colleges, universities and athletic associations. Pursuant to agreements with UNI, the Company performed Internet development and financial consulting services and payment for these services has been made in shares of UNI convertible preferred stock valued at $1 per share.

     At December 31, 1998, the Company accounted for its investment in UNI under the equity method. The Company's investments in UNI had been accounted for as excess of cost over fair value of net assets acquired and were being amortized over five years as a reduction to the investment account together with the Company's share of UNI losses.

     During June 1999, UNI merged with STAD and the Company's interest in UNI was converted into common stock of STAD. The Company holds less than a 5% ownership interest in STAD and classifies this investment as an available-for-sale marketable security. At December 31, 1999 the market value of STAD common stock was $12,388 based on its quoted market price per share.

     The following is a summary of the activity in the investment in UNI:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Net investment in UNI balance, beginning of period..........  $ 1,298   $ 1,115
Additional investment in UNI................................    1,260       525
Equity in UNI net loss......................................   (1,001)   (1,010)
Amortization of goodwill....................................     (442)     (630)
                                                              -------   -------
Net investment in UNI balance, end of period................  $ 1,115   $    --
                                                              =======   =======

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following is a summary of certain unaudited financial information of UNI as of and for the year ended December 31, 1998:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Current assets..............................................  $   467   $ 2,703
Non-current assets..........................................      176       333
Current liabilities.........................................      543     1,295
Non-current liabilities.....................................      560        --
Stockholders' equity........................................     (460)    1,741
Net revenues................................................      795     1,559
Net loss....................................................   (2,919)   (5,071)

6. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998     1999
                                                              ------   -------
Accrued compensation and related costs......................  $3,244   $11,203
Other accrued liabilities...................................   4,699    11,026
                                                              ------   -------
                                                              $7,943   $22,229
                                                              ======   =======

7. LONG-TERM DEBT

     The Company's long-term debt is comprised of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1999
                                                              -------   ------
Borrowings under Credit Agreement...........................  $19,328   $   --
8.25% note payable to bank in monthly installments through
  January 2002, collateralized by land and building.........      465      444
Notes payable to a former shareholder at interest rates from
  4.75 to 8.0% expiring from 2000 to 2001...................       --      137
Capital lease obligations, at interest rates from 4% to 24%
  expiring from 1999 to 2004................................    1,627    1,257
                                                              -------   ------
          Total debt........................................   21,420    1,838
Less current portion of long-term debt......................     (868)    (530)
                                                              -------   ------
Long-term debt..............................................  $20,552   $1,308
                                                              =======   ======

     In July 1998, the Company entered into a credit agreement (the "Credit Agreement") with a bank providing for borrowings of up to $20,000. The Credit Agreement expires June 30, 2001. The Credit Agreement includes a $10,000 term loan and a $10,000 revolving line of credit and bears interest payable quarterly at the higher of the prime rate plus 2% or the federal funds effective rate plus 2.5%. The Credit Agreement is secured by liens on substantially all of the assets of the Company's domestic subsidiaries, except CFN, including a pledge of the capital stock of the same subsidiary companies. The Credit Agreement provides for borrowings based upon a borrowing base formula. Borrowings under the term loan portion of the Credit Agreement are payable $50 each quarter, commencing September 30, 1998, with the balance due upon expiration. A 0.5% annual commitment fee is charged on the average unused portion of the revolving line of

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

credit. The Company's borrowing rate under the Credit Agreement was 9.75% and 10.5% at December 31, 1998 and 1999, respectively.

     In June 1999, the Company repaid all outstanding borrowings under its Credit Agreement with a portion of the proceeds from its initial public offering.

     Under the terms of the Credit Agreement and notes payable to banks, the Company is required to maintain certain financial covenants related to consolidated earnings, consolidated debt to capital and working capital, among others. At December 31, 1999, the Company had no amounts outstanding under the Credit Agreement and was in compliance with, or has received a waiver of all covenants. In January 2000, the Company entered into a new credit facility that replaced this Credit Agreement (see Note 17).

     As of December 31, 1998 and 1999, the Company had letters of credit outstanding, totaling $1,740 and $2,923, respectively. The Company had certificates of deposits in the amount of the outstanding letters of credit as of December 31, 1998. The certificates of deposits which are included in prepaid expenses and other assets are pledged as collateral for these letters of credit.

     As of December 31, 1999, aggregate principal maturities of notes payable and capital lease obligations are as follows:

                                                              DECEMBER 31,
                            YEAR                                  1999
                            ----                              ------------
2000........................................................     $  530
2001........................................................        485
2002........................................................        731
2003........................................................         84
2004........................................................          8
                                                                 ------
                                                                 $1,838
                                                                 ======

8. MANDATORILY REDEEMABLE PREFERRED STOCK

     Prior to the Company's initial public offering, a total of 265,000 shares of mandatorily redeemable convertible preferred stock had been designated for issuance; 200,000, 15,000 and 50,000 of such shares had been designated as Class B, Class C and Class D, respectively.

     Prior to the closing of the Company's initial public offering, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation which took effect upon such closing. Pursuant to such amendment, upon the closing of the initial public offering, all outstanding shares of Class A, Class B and Class C Convertible Preferred Stock, Class D Nonvoting Preferred Stock, and Class A and Class B Common Stock were reclassified as common stock. This reclassification precluded the automatic conversion feature of the Class A, Class B and Class C Convertible Preferred Stock.

     In December 1997, for net consideration of approximately $26,900 and $2,990, the Company issued 83,075 shares of Class B Preferred, par value $.01 and 9,232 shares of Class C Preferred, par value $.01. In conjunction with this equity transaction, the Company issued warrants to purchase 10,650 shares of Class B Preferred for $458 per share.

     In February 1998, for net consideration of approximately $4,935, the Company issued 15,692 shares of Class B Preferred and warrants to purchase 1,810 shares of Class B Preferred for $458 per share.

     In August 1998, for net consideration of approximately $35,400, the Company issued 35,700 shares of Class D Preferred, $.01 par value.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company accounted for the Class B, Class C and Class D Preferred as mandatorily redeemable preferred stock. Accordingly, the Company accrued dividends and amortized any difference between the carrying value and the redemption value over the projected redemption period with a charge to additional paid-in capital ("APIC").

     The amount charged to APIC related to the Class B and Class C Preferred was $5,449 and $926, respectively, for the year ended December 31, 1998. The amount charged to APIC related to the Class B and Class C Preferred was $5,160 and $482, respectively, for the year ended December 31, 1999.

     The Class D Preferred provided that, upon redemption the holders would receive $1,000 per share plus any accrued and unpaid dividends and a certain number of shares of Class B Common Stock of the Company. The aggregate number of shares of Class B Common Stock to be issued varied based on the timing of an initial public offering of the Company's Common Stock with a per share price of at least $7 and for which the aggregate proceeds to the Company equal at least $30,000 (a "Qualified Public Offering"). At a minimum, the number of Class B Common Stock shares to be issued would equal 3,722,502 shares. The proceeds from the issuance of the Class D Preferred were allocated to the Class D Preferred (included in mandatorily redeemable preferred stock) and Class B Common Stock to be issued (included in additional paid-in-capital), based on the relative fair values of the securities as of the date of issuance. Of the approximately $35,400 total proceeds from the issuance of the Class D Preferred, $22,165 was allocated to the Class D Preferred and the remaining $13,235 was allocated to Class B Common Stock to be issued. The amount allocated to the Class B Common Stock to be issued was based on the fair value of the guaranteed minimum number of shares (3,722,502) to be issued. The number of shares of Class B Common Stock to be issued could potentially increase up to a maximum of 5,279,293 shares, depending on the timing of a Qualified Public Offering. The fair value of the additional 1,556,791 potentially issuable shares of Class B Common Stock was determined at the end of each reporting period was ratably charged to net loss available to common stockholders, over the projected 7-year redemption period. Through the date of the closing of the initial public offering, the Company accrued the 12% dividend on the Class D Preferred and accreted any difference between the carrying value and the redemption value over the projected 7-year redemption period with a charge to APIC.

     Upon the closing of the Company's initial public offering in June 1999, the Class D Preferred stockholders received in the aggregate 3,722,502 shares of common stock plus a number of shares equal to the Class D Preferred Stock liquidation value of $35,700 plus accrued dividends divided by the gross initial public offering price of common stock before deducting any underwriting or other selling discounts or 3,264,115 shares. This transaction resulted in a charge to net loss available to common shareholders equal to the difference between $35,700 plus accrued dividends and the carrying value of the Class D Preferred. The amount of this charge was $12,341.

     The rights, preferences and privileges of the Class B, Class C and Class D Preferred were as follows:

VOTING

     Class B Preferred had the same number of votes as each share of Class A Common Stock into which such preferred stock could have been converted. Class C and Class D Preferred had no voting rights.

DIVIDENDS

     The Company could have made distributions to the holders of Class B and Class C Preferred; however, there was no requirement for dividends and none were approved. The Class D Preferred accrued dividends at the rate of 12% per annum.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

CONVERSION

     Each share of Class B and Class C Preferred was convertible at the option of the holder into 100 shares of Class A Common Stock. Such conversion was automatic upon the effective date of a Qualified Public Offering. The Class D Preferred was not convertible.

REDEMPTION

     The Class B and Class C Preferred stockholders had the right, at their option, to require the Company to redeem any or all of the stock on or after December 31, 2004. The redemption amount would have been calculated as the fair value per share of the Class B and Class C Preferred, as of the date of redemption, plus an amount equal to all declared and unpaid dividends. The Company was accreting the carrying value of the Class B and Class C Preferred up to the redemption price over the period from issuance until December 31, 2004.

     The Class D Preferred stockholders had the right to require the Company to redeem the shares only upon the occurrence of certain events. Holders of Class D Preferred had the right at their option to require the Company to redeem the Class D Preferred held by them at any time after August 2005, or at any time after one of the following redemption events, if earlier: a breach of the dividend payment provisions of the Class D Preferred; a bankruptcy of the Company or any of its subsidiaries; a judgment for payment of money in an amount exceeding $5,000; the acceleration of indebtedness in an amount exceeding $5,000; a breach of the documents governing the issuance of the Class D Preferred; or a change of control. The redemption amount would have been equal to the liquidation preference amount plus all accrued and unpaid dividends plus a certain number of shares of Class B Common Stock, which varied depending on the timing of a Qualified Public Offering, as follows:

                                                               NUMBER OF CLASS B
                                                                 COMMON STOCK
DATE OF QUALIFIED PUBLIC OFFERING                             SHARES TO BE ISSUED
---------------------------------                             -------------------
prior to or on August 14, 1999..............................       3,722,502
August 15, 1999 -- February 14, 2000........................       4,647,602
after February 14, 2000.....................................       5,279,293

LIQUIDATION

     The Class D Preferred had a liquidation preference over the Class A, Class B and Class C Preferred, which all have the same liquidation preference based on their respective liquidation values. All classes of preferred stock have liquidation preference over the Class A and Class B Common Stock. The liquidation value equaled $325 per share for the Class B and Class C Preferred and $1,000 per share for the Class D Preferred plus any declared and unpaid dividends, subject to adjustment.

     The following is a summary of the carrying value of the mandatorily redeemable preferred stock at December 31, 1998. There was no mandatorily redeemable preferred stock outstanding at December 31, 1999.

                                                                DECEMBER 31, 1998
                                                              ---------------------
                                                              REDEMPTION   CARRYING
                                                                VALUE       VALUE
                                                              ----------   --------
Class B Preferred...........................................   $93,829      37,683
Class C Preferred...........................................     8,770       3,523
Class D Preferred...........................................    50,552      24,473
                                                                           -------
                                                                           $65,679
                                                                           =======

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

     In November 1998, CFN sold 13,333,334 shares of CFN Series A Mandatorily Redeemable Preferred Stock to General Electric for net proceeds of $9,839.

     As more fully described in the Related Party Transactions note (See Note
16), in April 1999, the Company and CFN entered into several agreements with affiliates of the General Electrical Company ("GE"). In one of the agreements, GE committed to purchase 16,190,475 shares of CFN Series B Mandatorily Redeemable Preferred Stock with a face value of $50,000. Warrants to purchase iXL Enterprises, Inc. Common Stock were issued in conjunction with these agreements with GE. The warrants granted to GE were valued using the Black Scholes option pricing model and $11,200 of the value of these warrants was allocated to the purchase of the CFN Series B Mandatorily Redeemable Preferred Stock. As such, this $11,200 has been recorded as a reduction of Mandatorily Redeemed Preferred Stock of subsidiary and an increase in APIC. This amount is being accreted ratably over the redemption period to increase the carrying value of the CFN Series B Mandatorily Redeemable Preferred Stock to its redemption value of $50,000. CFN received net proceeds of approximately $49,300 from the sale of the CFN Series B Mandatorily Redeemable Preferred. The amount charged to APIC related to the accretion of the CFN Series B Mandatorily Redeemable Preferred was $1,054 for the year ended December 31, 1999.

     The rights, preferences and privileges of the CFN Mandatorily Redeemable Preferred, are as follows:

AUTHORIZED NUMBER OF SHARES

     As of December 31, 1998, there were 24,900,000, 13,333,334 and 13,333,334 shares of CFN Mandatory Redeemable Preferred shares authorized, issued and outstanding, respectively. As of December 31, 1999, there were 30,000,000, 29,523,809, and 29,523,809 shares of CFN Mandatorily Redeemable Preferred shares authorized, issued and outstanding, respectively.

VOTING

     Each share of CFN Mandatorily Redeemable Preferred is entitled to one vote on issues that are subject to a vote of the CFN stockholders.

DIVIDENDS

     CFN may make distributions to CFN Mandatorily Redeemable Preferred stockholders; however, there is no requirement for dividends. If a distribution is made to the common stockholder of CFN, CFN Mandatorily Redeemable Preferred stockholders will receive a similar per share amount based on the number of CFN common shares into which the CFN Mandatorily Redeemable Preferred is then convertible.

CONVERSION

     Each share of CFN Mandatorily Redeemable Preferred is convertible into one share of CFN Common Stock. This conversion rate is subject to change if certain events occur that would otherwise dilute the conversion rights of the CFN Mandatorily Redeemable Preferred stockholders. Such conversion is at the option of the holder and is also automatic upon the effective date of an initial public offering of at least 15% of CFN's Common Stock with a per share price of at least $2 (the "CFN Qualified Public Offering").

LIQUIDATION

     The CFN Mandatorily Redeemable Preferred has liquidation preference over the CFN Common Stock. The Liquidation Value is equal to $0.75 per share for the CFN Series A Mandatorily Redeemable Preferred

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

and approximately $3.09 per share for the CFN Series B Mandatorily Redeemable Preferred which are subject to adjustment if certain events occur that would otherwise dilute the liquidation rights of the CFN Mandatorily Redeemable Preferred. The amount to be paid to the CFN Mandatorily Redeemable Preferred stockholders equals the liquidation value plus any declared and unpaid dividends as of the liquidation date. CFN Mandatorily Redeemable Preferred stockholders will not participate in any balance remaining after such amounts have been paid.

REDEMPTION

     CFN Mandatorily Redeemable Preferred stockholders have the right at their option, to require CFN to redeem any or all of the CFN Mandatorily Redeemable Preferred on or after December 31, 2005. Such redemption will be a redemption price per share equal to the Liquidation Value plus all declared and unpaid dividends. As of December 31, 1998, the carrying value of the CFN Mandatorily Redeemable Preferred equaled its redemption value. The following is a summary of the carrying value of the CFN Mandatorily Redeemable Preferred as of December 31, 1999:

                                                              REDEMPTION   CARRYING
                                                                VALUE       VALUE
                                                              ----------   --------
CFN Series A Mandatorily Redeemable Preferred...............   $10,000     $ 9,839
CFN Series B Mandatorily Redeemable Preferred...............    50,000      39,116
                                                                           -------
                                                                           $48,955
                                                                           =======

10. STOCKHOLDERS' EQUITY

     As of December 31, 1998, the Company's capital stock consisted of $.01 par value Class A Common Stock, $.01 par value Class B Common Stock, and $.01 par value Class A Preferred. At December 31, 1998, there were 75,000,000 shares of Class A Common Stock authorized and no shares issued or outstanding.

     During the year ended December 31, 1998, for consideration of approximately $5,510, which includes a $900 note receivable, the Company issued 8,031 shares of Class A Preferred.

     In January 1999, for net consideration of $22,718, the Company issued 22,825 shares of Class A Preferred. A portion of the proceeds were used to repay approximately $9,430 of the borrowings under the revolving line of credit portion of the Credit Agreement.

     On June 8, 1999, the Company completed its initial public offering and received net proceeds of approximately $61,700 from the sale of 6,000,000 shares of common stock. Also, on June 8, 1999, the Company received net proceeds of approximately $23,500 from the sale of 2,000,000 shares of common stock in the private placement with GE. On June 14, 1999, the underwriters exercised their overallotment option resulting in the sale of 900,000 additional shares of common stock for net proceeds of approximately $10,000.

     On November 24, 1999, the Company completed a secondary public offering and received net proceeds of approximately $68,600 from the sale of 2,000,000 shares of common stock. On December 14, 1999, the underwriters exercised their overallotment option resulting in the sale of 50,000 additional shares of common stock for net proceeds of approximately $1,800.

     Upon the closing of the Company's initial public offering, all outstanding shares of Class A, Class B and Class C Convertible Preferred Stock, Class D non-voting Preferred Stock, and Class A and Class B Common Stock were reclassified as Common Stock. This reclassification precluded the automatic conversion feature of the Class A, Class B and Class C Convertible Preferred Stock.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Class D Preferred Stockholders, as a result of the reclassification, received in the aggregate 3,722,502 shares of common stock plus a number of shares equal to the Class D Preferred Stock liquidation value of $35,700 plus accrued dividends divided by the gross initial public offering price of common stock before deducting any underwriting or other selling accounts or 3,264,115 shares.

     The rights, preferences and privileges with respect to the Class A and Class B Common Stock and Class A Preferred were as follows:

     Voting. Holders of shares of Class A Common Stock were entitled to ten votes per share, holders of Class B Common Stock were entitled to one vote per share and holders of Class A Preferred were entitled to voting rights as if the stock had been converted into Class A Common Stock.

     Dividends. Holders of shares of Class A and Class B Common Stock were entitled to share, on an as converted basis with the Class A Preferred, Class B Preferred and Class C Preferred any dividends declared by the Board of Directors.

     Conversion. Holders of shares of Class A Common Stock were entitled to convert their shares into Class B Common Stock at any time on a share-for-share basis. Each share of Class A Preferred was convertible into 100 shares of Class A Common Stock. This conversion rate was subject to change if certain events occurred that would otherwise dilute the conversion rights of the Class A Preferred.

     Liquidation. The Class A Preferred had liquidation preference over the Class A and Class B Common Stock. The liquidation value for the Class A Preferred was equal the amount invested, which ranged from $100 to $1,000 per share, plus any declared and unpaid dividends.

WARRANTS

     In November 1998, the Company issued warrants to purchase 500,000 shares of Class A Common Stock at $10 per share to affiliates of the General Electric Company (GE). The warrants expire three years from the date of grant and were issued upon the Company's approval of a marketing plan. The fair value of the warrants was measured on the date the warrants were earned, using the Black-Scholes option pricing model and was recorded as an expense of approximately $815 in the fourth quarter of 1998. The assumptions utilized by the Company in determining the fair value of these warrants were as follows: dividend yield 0%, risk-free interest rate 5.0%, expected volatility 72%, and expected life of 3 years.

     In December 1998, the Company issued warrants to purchase 500,000 shares of Class B Common Stock at $10 per share. The warrants expire the later of eighteen months from the date of grant or twelve months after an initial public offering of the Company's Common Stock. The warrants were granted in conjunction with a contract that will generate revenue for the Company beginning in 1999 and are exercisable immediately. The fair value of the warrants of $1,200 was measured at the grant date using the Black-Scholes option pricing model and the related charge will be recorded as contra-revenue as the services are provided to the customer. A total of $1,050 was recorded as contra-revenue relating to this agreement in the year ended December 31, 1999. The assumptions utilized by the Company in determining the fair value of these warrants were as follows: dividend yield 0%, risk free interest rate 5.0%, expected volatility 82%, and expected life of 18 months.

     As more fully described in the Related Party Transactions note, in 1999 the Company granted to GE warrants to purchase 2,500,000 shares of common stock.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

TREASURY STOCK

     During February and March 1998, the Company purchased a total of 242,416 shares of Class B Common Stock from two employees at a purchase price of $3.25 per share. During September 1998, the Company purchased a total of 10,000 shares of Class B Common Stock from one employee at a price of $10 per share.

     During November 1999, the Company converted 100,000 shares of common stock held in escrow into treasury stock.

11. INCOME TAXES

     The components of the benefit (provision) for income taxes consist of the following:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997     1998     1999
                                                              ------   ------   ------
Current
  State.....................................................  $   --   $   --   $   --
                                                              ------   ------   ------
Deferred
  State.....................................................      --       --       --
  Federal...................................................   2,782       --       --
                                                              ------   ------   ------
                                                               2,782       --       --
                                                              ------   ------   ------
                                                              $2,782   $   --   $   --
                                                              ======   ======   ======

     A reconciliation of the federal statutory rate and the effective income tax rate follows:

                                                            YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1997       1998       1999
                                                          -------   --------   --------
Statutory federal tax rate (34%)........................  $ 6,195   $ 16,614   $ 23,872
Nondeductible amortization..............................   (1,684)    (2,667)    (3,666)
State income tax........................................      252        743      2,780
Earnings (losses) of foreign subsidiaries...............       --       (860)       152
Change in valuation allowance, including effect of
  acquisition...........................................   (2,159)   (13,427)   (22,892)
Other...................................................      178       (403)      (246)
                                                          -------   --------   --------
                                                          $ 2,782   $     --   $     --
                                                          =======   ========   ========

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Deferred tax (assets) liabilities are comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Gross deferred tax assets
  Allowance for doubtful accounts...........................  $   (349)  $ (1,526)
  Loss in equity investment.................................      (750)    (1,290)
  Net operating loss carryforward...........................   (16,923)   (45,819)
  Valuation allowance.......................................    11,400     42,121
                                                              --------   --------
                                                                (6,622)    (6,514)
                                                              --------   --------
Gross deferred tax liabilities
  Property and equipment....................................       842        373
  Intangible assets.........................................     5,603      1,439
  Unrealized gain on marketable securities..................        --      4,646
  Other.....................................................       177         56
                                                              --------   --------
                                                                 6,622      6,514
                                                              --------   --------
Net deferred tax asset......................................  $     --   $     --
                                                              ========   ========

     In June 1999, the Company's ownership in CFN decreased to less than 80%. As a result, CFN is no longer included in the Company's consolidated group for tax purposes and the net operating loss carryforwards applicable to CFN may only be utilized by it. As of December 31, 1999, CFN had net operating loss carryforwards for federal income tax purposes of approximately $53,000.

     As of December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes (exclusive of CFN) of approximately $67,000 which includes net operating loss carryforwards from acquisitions of approximately $9,000. Of the Company's net operating net operating loss carryforwards, $22,000 related to tax deductions from exercised stock options which will be tax-effected and reflected as additional paid-in-capital when realized.

     In addition, under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. The Company and CFN experienced ownership changes as defined under Section 382 of the Internal Revenue Code in June 1999. As a result of the ownership changes, net operating loss carryforwards for the Company and CFN of approximately $36,000 and $23,000, respectively, which were incurred prior to the date of change, are subject to annual limitations on their future use. As of December 31, 1999, a valuation allowance has been established against the deferred tax assets which the Company and CFN do not believe are more likely than not to be realized.

12. STOCK-BASED COMPENSATION

     The Company's 1996 Stock Option Plan (the "1996 Stock Option Plan") was established to promote the success of the Company by providing an additional means to attract and retain key personnel. Pursuant to the terms of the 1996 Stock Option Plan, a committee of the Board of Directors is authorized to grant options to purchase Common Stock not to exceed an aggregate maximum of 25,000,000 shares to officers and employees, of which 21,850,895 were outstanding as of December 31, 1999. The committee is further authorized to establish the exercise price and the vesting terms.

     In December 1998, the Board of Directors of the Company adopted the 1998 Non-Employee Stock Option Plan (the "1998 Stock Option Plan"), which contains essentially the same terms as the 1996 Stock Option Plan, except that the 1998 Stock Option Plan was established for grants to persons who are not

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

employees of the Company. The 1998 Stock Option Plan authorizes the granting of up to an aggregate maximum of 1,000,000 options, of which 599,064 were outstanding as of December 31, 1999.

     In February 1999, the Board of Directors of the Company adopted the 1999 Employee Stock Option Plan (the "1999 Stock Option Plan"), which contains essentially the same terms as the 1996 Stock Option Plan with additional change in control provisions. Such provisions provide that all options that are not vested will become vested upon a change in control, unless the options are either assumed or substituted for equivalent options. The 1999 Stock Option Plan authorizes the granting of up to an aggregate maximum of 5,000,000 options, of which 4,716,767 were outstanding as of December 31, 1999.

     In November 1999, the Board of Directors of the Company adopted the 1999B Employee Stock Option Plan (the "1999B Stock Option Plan"), which contains essentially the same terms as the 1999 Stock Option Plan. The 1999B Stock Option Plan authorizes the granting of up to an aggregate maximum of 10,000,000 options, of which 1,695,810 were outstanding as of December 31, 1999.

     The Company expects that most options granted pursuant to the plans will be subject to vesting over a period of 4 to 5 years, such as 20% increments each year over a period of five years, during which the optionee must continue to be an employee of the Company. The committee, however, may choose to impose different vesting requirements or none at all. Options outstanding under the Plan generally have a term of ten years.

     The Company applies APB25 and related interpretations in accounting for the stock option plans. During 1997, 1998 and 1999, $0, $1,641, and $4,920, respectively, of compensation expense was recognized. Stock options issued in connection with acquisitions were accounted for as purchase price.

     Had compensation expense for the Company's Plan been determined under the provisions of FAS 123 based on the fair value at the grant date, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                         ------------------------------
                                                           1997       1998       1999
                                                         --------   --------   --------
Net loss
  As reported..........................................  $(15,440)  $(48,866)  $(70,213)
  Pro forma............................................   (15,501)   (50,388)   (86,323)
Basis and diluted net loss per common share
  As reported..........................................  $  (2.36)  $  (4.92)  $  (2.08)
  Pro forma............................................     (2.37)     (5.05)     (2.45)

     The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the 1997, 1998 and 1999 periods, respectively; dividend yield of 0% for all periods; expected volatility of 0%, 0% and 85%, risk free interest rate of 5.7%, 5.0% and 5.75%, expected life of 4 years, 4 years and 4 years.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     A summary of stock options as of December 31, 1997, 1998 and 1999 and activity during the period ending on those dates is as follows:

                                            1997                   1998                    1999
                                    --------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                     OPTIONS     PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                    ---------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  period..........................  1,915,500    $1.77      5,549,200    $2.35     18,226,112    $ 5.89
Granted...........................  3,847,200    $2.59     13,310,331    $7.31     15,155,523    $17.78
Exercised.........................         --    $  --        (57,800)   $ .01       (930,080)   $ 3.02
Forfeited.........................   (213,500)   $1.03       (575,619)   $5.39     (3,589,019)   $11.17
                                    ---------    -----     ----------    -----     ----------    ------
Outstanding at the end of
  period..........................  5,549,200    $2.35     18,226,112    $5.89     28,862,536    $11.50
Options exercisable at end of
  period..........................  3,045,300    $2.03      7,833,247    $3.88     11,223,327
                                    ---------    -----     ----------    -----     ----------    ------
Weighted average fair value of
  options granted during the
  period

                                                  1997                  1998                  1999
                                           -------------------   -------------------   -------------------
                                           WEIGHTED   WEIGHTED   WEIGHTED   WEIGHTED   WEIGHTED   WEIGHTED
                                           AVERAGE      FAIR     AVERAGE      FAIR     AVERAGE      FAIR
                                           EXERCISE    MARKET    EXERCISE    MARKET    EXERCISE    MARKET
OPTION GRANTED DURING THE YEAR              PRICE      VALUE      PRICE      VALUE      PRICE      VALUE
------------------------------             --------   --------   --------   --------   --------   --------
Option price > fair market value.........   $3.45      $  --      $9.87       $.02      $14.33     $ 5.76
Option price = fair market value.........   $  --      $  --      $5.00       $.94      $25.72     $16.69
Option price < fair market value.........   $ .89      $1.38      $3.42       $.78      $10.85     $ 5.86

     The following table summarizes information about stock options outstanding at December 31,1999:

                                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                          -------------------------------------   -----------------------
                                             NUMBER       WEIGHTED     WEIGHTED      NUMBER      WEIGHTED
                                          OUTSTANDING      AVERAGE     AVERAGE    EXERCISABLE    AVERAGE
                                               AT         REMAINING    EXERCISE        AT        EXERCISE
                                          DECEMBER 31,   CONTRACTUAL    PRICE     DECEMBER 31,    PRICE
RANGE OF EXERCISE PRICES                      1999          LIFE          $           1999          $
------------------------                  ------------   -----------   --------   ------------   --------
$ 0.010 -- $ 2.500                          3,782,548         6.54     $ 1.6303     3,432,038    $ 1.5932
$ 2.600 -- $ 4.500                          4,356,032         8.06     $ 3.9457     2,881,012    $ 3.8891
$ 5.000 -- $ 6.000                          1,684,180         8.29     $ 5.0648     1,038,663    $ 5.0512
$10.000 -- $10.000                          9,204,494         8.89     $10.0000     3,694,807    $10.0000
$15.000 -- $15.000                          4,910,537         9.16     $15.0000       151,711    $15.0000
$17.125 -- $31.625                          3,156,246         9.41     $23.0413        25,096    $27.0800
$32.750 -- $54.500                          1,768,499         9.89     $35.8717             0    $ 0.0000
                                           ----------                              ----------
                                           28,862,536                              11,223,327
                                           ==========                              ==========

13. EMPLOYEE BENEFIT PLANS

     Employees of the Company can elect to participate in the iXL Enterprises, Inc. Savings Plan (the "Plan") which is intended to be qualified and exempt from tax under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the Plan after one month of service and can elect to invest 1% to 16% of their pre-tax earnings. All employee contributions are fully vested. The compensation committee of the Board of Directors has approved a $1,800 discretionary contribution to the Plan. Such contribution has been accrued as of December 31, 1999.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. COMMITMENTS AND CONTINGENCIES

     Certain operating facilities and equipment are leased under non-cancelable agreements. Operating lease expense charged to operations was approximately $956 in 1997, $3,844 in 1998 and $8,125 in 1999. As of December 31, 1999, the
approximate future minimum lease payments for noncancelable operating leases are as follows:

2000........................................................  $ 13,999
2001........................................................    15,889
2002........................................................    14,635
2003........................................................    13,638
2004........................................................    12,827
Thereafter..................................................    53,485
                                                              --------
                                                              $124,473
                                                              ========

     As of December 31, 1999, the Company has commitments for capital expenditures of approximately $24,794, primarily in connection with expansion and improvement of its Atlanta, Richmond and Chicago offices.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of the management, the amount of the ultimate outcome of these actions will not materially affect the Company's financial position, results of operations or cash flows.

15. BUSINESS SEGMENTS

     The Company operates in two business segments: strategic Internet services, which includes Internet strategy consulting, Internet-based business solutions and solution sets; and CFN, an e-commerce platform for marketing financial services and employee benefits.

     iXL's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology, strategic competencies, and marketing strategies.

     A summary of the Company's two business segments for the two years ended December 31, 1999 is set forth below. For the year ended December 31, 1998, CFN's information includes the period from December 20, 1996 (date of acquisition) through December 31, 1997:

                                              STRATEGIC
                                              INTERNET
                    1999                      SERVICES      CFN      ELIMINATIONS    TOTAL
                    ----                      ---------   --------   ------------   --------
Revenues....................................  $216,870    $  1,850      $(377)      $218,343
Loss from operations........................   (34,444)    (38,133)        --        (72,577)
Loss of equity investment...................       (65)         --         --            (65)
Interest income.............................     2,440       1,137         --          3,577
Interest expense............................      (973)        (14)        --           (987)
Amortization................................    17,644         530         --         18,174
Depreciation................................    10,975       1,882         --         12,857
Identifiable assets.........................   281,211      34,368         --        315,579
Capital expenditures........................    30,290       6,947         --         37,237

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                              STRATEGIC                             EXERCISE
                                              INTERNET                               PRICE
                    1998                      SERVICES      CFN      ELIMINATIONS    TOTAL
                    ----                      ---------   --------   ------------   --------
Revenues....................................  $ 64,658    $    251      $(142)      $ 64,767
Loss from operations........................   (33,619)    (13,559)        --        (47,178)
Loss of equity investment...................    (1,640)         --         --         (1,640)
Interest income.............................       713          37         --            750
Interest expense............................       750          20         --            770
Amortization................................    10,534          56         --         10,590
Depreciation................................     4,542         675         --          5,217
Identifiable assets.........................    86,207       9,696         --         95,903
Capital expenditures........................    18,082       2,222         --         20,304

16. RELATED PARTY TRANSACTIONS

     In January 1997, the Company entered into an agreement to lease its headquarters office space from Park Place Emery, L.L.C. ("PPE") commencing April 1, 1997 for a term of eleven years. The Chief Executive Officer and Chairman of the Board of Directors (the "Chairman") of the Company is a limited partner in PPE. The Company paid $347 in 1997, $628 in 1998, and $1,602 in 1999 under this lease.

     During 1997, certain executive officers of the Company loaned the Company a total of $6,600. The loans bore interest at 12% and were repaid during the year. Interest expense recognized in 1997 related to these borrowings was approximately $88. In June 1998, the Chairman's spouse loaned the Company $4,000 at an interest rate of 10%. The principal and interest on this note were repaid in July 1998.

     The Company has agreed to pay Kelso & Company an annual fee of $15 for financial advisory services. The Company has also agreed to indemnify Kelso & Company against certain claims, losses, damages, liabilities and expenses which may arise in connection with rendering such financial advisory services. During 1999, the Company paid Kelso 62,500 shares of Common Stock valued at $750 in connection with services provided to the Company during its initial public offering.

     The Company recognized revenues in 1997, 1998 and 1999 from providing services to certain of its investors, and entities related to its investors, of $100, $2,177, and $30,005, respectively.

     A member of the Company's Board of Directors is also the CEO of Healtheon/WebMD. In 1997, 1998 and 1999 the Company recognized revenue of approximately $53, $5,540 and $3,311, respectively, from Healtheon/WebMD, or its predecessor companies.

     As of December 31, 1999 amounts due from GE comprised approximately $11,300 or 18% of the accounts receivable. Amounts relating to GE contracts comprised approximately $3,400 or 16% of the unbilled revenues as of December 31, 1999.

     In April 1999, the Company entered into several agreements with affiliates of the General Electric Company ("GE") whereby (1) GE committed to purchase 16,190,475 shares of CFN series B mandatorily redeemable convertible preferred stock (12.5% of CFN, on an as converted basis) for a purchase price of approximately $50,000 payable upon the earlier of the initial public offering date or August 31, 1999 (2) GE entered into a services agreement that provides that GE will purchase $20,000 of services from the Company and in exchange for entering into such agreement the Company will grant GE warrants to purchase 1 million shares of the Company's common stock at an exercise price of $15 per share (3) GE committed to purchase 2 million shares of the Company's common stock at a price per share equal to the initial public offering price in a private placement that will be concurrent with the proposed initial public offering and (4) the Company will grant GE warrants to purchase 1.5 million shares of the Company's common stock at an exercise price equal

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

to the initial public offering price in consideration for GE (a) implementing a mutually acceptable marketing campaign to advertise its relationships with the Company and CFN, and (b) entering into an agreement to use reasonable efforts to provide access to CFN's platform to employees of GE Capital Equity Investments, Inc.

     All the warrants issued in connection with the April 1999 transactions with GE are 100% vested on the date of grant, nonforfeitable, and are exercisable after one year subsequent to the date of grant. The fair value of the warrants to purchase 1 million shares of common stock issued in connection with the $20,000 service agreement is $4,800. During 1999 the related charges were recorded as contra-revenue as the services were provided to GE. The fair value of the warrants was determined using the Black-Scholes option pricing model. The assumptions utilized in determining the fair value are as follows: life of warrant=three years; expected volatility=85%; dividend yield--0%; risk free rate=5%; fair market value of underlying stock on date of grant=$10.00.

     The fair value of the warrants to purchase 1.5 million shares of common stock of $12,600 has been calculated using the Black Scholes option pricing model. The assumptions utilized in determining this fair value are as follows: life of warrant=five years; expected volatility=85%; dividend yield--0%; risk free rate=5%; fair market value of underlying stock on date of grant=$12.00 (based on the initial public offering price); exercise price=$12.00.

     The fair value of these warrants to purchase 1.5 million shares of the Company's Common stock has been allocated as follows:

     - $200 of the value of the warrants has been allocated to the agreement by GE Capital Equity Investments, Inc. to provide access to CFN's platform to its employees. Such amount has been expensed in 1999.

     - $1,200 of the value of the warrants have been allocated to the agreement by General Electric to provide marketing services to iXL and CFN. Such amount has been reflected in the consolidated financial statements in prepaid expenses and other assets and is being expensed when General Electric performs the marketing services under the agreement. The amount charged to expense during 1999 under this agreement was $820.

     - The remaining $11,200 of value of the warrants has been allocated to and recorded as a reduction of mandatorily redeemable preferred stock of subsidiary and an increase in additional paid-in capital. This amount is being accreted ratably over the redemption period to increase the carrying value of the CFN Series B Convertible Preferred Stock to its redemption value of $50,000. This accretion impacts net loss available to common stockholders. An independent valuation of CFN obtained by iXL for the purpose of allocating the value of the warrants supports the allocation of this portion of the warrant value to the investment in CFN.

17. SUBSEQUENT EVENTS

     On January 7, 2000, the Company entered into a senior secured revolving syndicated credit facility (the "Credit Facility") with several banks providing for borrowings of up to $50,000. The Credit Facility expires December 31, 2002. The Credit Agreement bears interest payable at least quarterly at a rate of either 2.75% plus an adjusted LIBOR rate of 2% plus the greater of Chase Manhattan Bank's prime rate or .5% plus the federal funds rate. Credit Facility is secured by liens on substantially all of the assets of the Company's domestic subsidiaries except CFN and CFN subsidiaries and 65% of the stock of iXL's foreign subsidiaries, including the pledge of the capital stock of the same subsidiary companies. The Credit Facility provides for borrowings based upon a borrowing base formula. A commitment fee is charged on the unused portion of the Credit Facility.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     In February 2000, the Company contributed its existing film footage library with a book value of less than $500 to a separate company known as FootageNow, Inc. in exchange for equity in FootageNow, Inc. In addition, Second Line Search, Inc. and other affiliated companies will be merged into FootageNow, Inc. in a series of transactions that are expected to close in February 2000. Prior to the closing, FootageNow, Inc. is raising additional capital in the form of cash. The Chairman and CEO of the Company will make an investment of $250 and will own less than 1% of FootageNow, Inc. subsequent to all the planned transactions. After giving effect to the contemplated transactions, the Company will own approximately 15%-19% of FootageNow, Inc.

     In January 2000, the Company acquired Tessera Enterprise Systems, Inc. in exchange for $3,700 and 3,588,655 shares of the Company's common stock.

                                                                     SCHEDULE II

                             IXL ENTERPRISES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                          BALANCE AT   CHARGES TO        DEDUCTIONS                   BALANCE AT
                                          BEGINNING    COSTS AND            AND                          END
DESCRIPTION                               OF PERIOD     EXPENSES    RECLASSIFICATIONS(1)   OTHER(2)   OF PERIOD
-----------                               ----------   ----------   --------------------   --------   ----------
Allowance for doubtful accounts for the
  year ended December 31,
  1999..................................     $796        5,111             (1,886)            --        4,021
  1998..................................      138        1,227               (765)           196          796
  1997..................................      150          118               (130)            --          138

---------------

(1) Amounts represent write-offs.

(2) Amounts represent the beginning balances of the allowance for doubtful accounts for the companies acquired during the respective periods.

            SUMMARY OF QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED.

                                        FOR THE QUARTER ENDED                            FOR THE QUARTER ENDED
                            ----------------------------------------------   ----------------------------------------------
                            3/31/1998   6/30/1998   9/30/1998   12/31/1998   3/31/1999   6/30/1999   9/30/1999   12/31/1999
                            ---------   ---------   ---------   ----------   ---------   ---------   ---------   ----------
Revenue...................   $ 6,864    $ 10,520    $ 18,123     $ 29,260    $ 33,012    $ 45,896    $ 63,731     $ 75,704
Cost of revenue...........     4,899       8,086      12,628       18,629      19,583      27,044      36,664       42,434
                             -------    --------    --------     --------    --------    --------    --------     --------
  Gross profit............     1,965       2,434       5,495       10,631      13,429      18,852      27,067       33,270
Selling expenses..........     2,036       2,887       4,573        7,829       8,150      11,308      12,960       23,252
General and administrative
  expenses................     2,956       5,862       7,021       14,324      15,725      15,320      19,080       23,714
Research and development
  expenses................       907       1,322       1,244          935       1,058       1,337       1,094        1,166
Depreciation expense......       699         955       1,261        2,302       2,284       2,931       3,284        4,358
Amortization expense......     1,182       1,709       3,101        4,598       4,351       4,333       4,329        5,161
                             -------    --------    --------     --------    --------    --------    --------     --------
Loss from operations......    (5,815)    (10,301)    (11,705)     (19,357)    (18,139)    (16,377)    (13,680)     (24,381)
Other income (expense),
  net.....................        36          17         (13)         (68)         69        (183)        (69)          22
Loss on equity
  investment..............      (395)       (508)       (384)        (353)        (65)         --          --           --
Interest income...........       264         106         181          199         216         517       1,447        1,397
Interest expense..........       (28)        (19)       (275)        (448)       (336)       (357)       (136)        (158)
                             -------    --------    --------     --------    --------    --------    --------     --------
Loss before taxes.........    (5,938)    (10,705)    (12,196)     (20,027)    (18,255)    (16,400)    (12,438)     (23,120)
Income tax expense
  (benefit)...............        --          --          --           --          --          --          --           --
                             -------    --------    --------     --------    --------    --------    --------     --------
         Net loss.........   $(5,938)   $(10,705)   $(12,196)    $(20,027)   $(18,255)   $(16,400)   $(12,438)    $(23,120)
                             =======    ========    ========     ========    ========    ========    ========     ========
Dividends and accretion on
  MRPS....................      (725)     (1,753)     (2,618)      (4,003)     (5,293)    (14,769)       (452)        (452)
                             -------    --------    --------     --------    --------    --------    --------     --------
         Net loss
           available to
           common
           stockholders...   $(6,663)   $(12,458)   $(14,814)    $(24,030)   $(23,548)   $(31,169)   $(12,890)    $(23,572)
                             =======    ========    ========     ========    ========    ========    ========     ========
Weighted average shares
  outstanding.............     8,592       9,657      12,796       16,063      16,082      28,719      64,539       65,648
Basic and diluted net loss
  per share...............   $ (0.78)   $  (1.29)   $  (1.16)    $  (1.50)   $  (1.46)   $  (1.09)   $  (0.20)    $  (0.36)
                             =======    ========    ========     ========    ========    ========    ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated by reference from the Company's Definitive 2000 Proxy Statement which shall be filed with the Securities and Exchange Commission within 120 days of the end of its fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference from the Company's Definitive 2000 Proxy Statement which shall be filed with the Securities and Exchange Commission within 120 days of the end of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference from the Company's Definitive 2000 Proxy Statement which shall be filed with the Securities and Exchange Commission within 120 days of the end of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference from the Company's Definitive 2000 Proxy Statement which shall be filed with the Securities and Exchange Commission within 120 days of the end of its fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

          1. Financial Statements

          The Consolidated Financial Statements filed as part of this report are listed and indexed under Item 8 Financial Statements and Supplementary Data.

          2. Financial Statement Schedules

          The Financial Statement Schedules filed as part of this report are listed and indexed under Item 8 Financial Statements and Supplementary Data.

          3. Exhibits

          Items marked with an asterisk, "*," relate to management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Exchange Agreement, dated April 30, 1996, between iXL
          Enterprises, Inc., Creative Video Library, Inc. and its
          stockholders for the purchase of all of the issued and
          outstanding capital stock of Creative Video Library, Inc.+
 2.2      Exchange Agreement, dated April 30, 1996, between iXL
          Enterprises, Inc., Creative Video, Inc. and its stockholders for the purchase of all of the issued and outstanding
          capital stock of Creative Video, Inc.+

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.3      Exchange Agreement, dated April 30, 1996, between iXL
          Enterprises, Inc., IXL Interactive Excellence, Inc. and its
          stockholders for the purchase of all of the issued and
          outstanding Stock of IXL Interactive Excellence, Inc.+
 2.4      Exchange Agreement, dated April 30, 1996, between iXL
          Enterprises, Inc., Entrepreneur Television, Inc. and its
          stockholders for the purchase of all of the issued and
          outstanding capital stock of Entrepreneur Television, Inc.+
 2.5      Purchase and Sale Agreement, dated as of June 5, 1996, by
          and among iXL Acquisition Corp., Memphis On Line, Inc.
          Southern On Line Systems, Inc., and Southern Tel Supply,
          Inc.+
 2.6      Agreement and Plan of Merger, dated as of December 13, 1996, by and among IXL Merger Corp., the Registrant, Consumer
          Financial Network, Inc., Mellett, Reene & Smith, LLC, Derek
          V. Smith, Michael W. Reene and Edwin R. Mellett.+
 2.7      Asset Purchase Agreement, dated as of February 14, 1997, by and between iXL Enterprises, Inc., iXL, Inc., Webbed Feet,
          LLC, F. Blair Schmidt-Fellner and Michael Brendon Dowdle.+
 2.8      Agreement and Plan of Merger, dated as of April 4, 1997, by and between iXL Enterprises, Inc., IXL Merger Corp. II,
          Inc., The Whitley Group, Inc. and William C. Whitley.+
 2.9      Agreement of Plan of Merger, dated as of May 30, 1997, by
          and between iXL Enterprises, Inc., IXL Merger Corp. III,
          Inc., BoxTop Interactive, Inc., and the Shareholders of
          Boxtop Interactive, Inc.+
 2.10     Agreement and Plan of Merger, dated as of July 28, 1997, by and between iXL Enterprises, Inc., IXL Merger Corp. IV,
          Inc., Mark Swanson, N. Blake Patton, Marc Sirkin, Edwin
          Davis, Estate of Robert H. Kriebel and Swan Interactive
          Media, Inc.+
 2.11     Agreement and Plan of Merger, dated as of January 23, 1998, by and between iXL Enterprises, Inc., iXL-New York, Inc.,
          Small World Software, Inc., and the Shareholders of Small
          World.+
 2.12     Asset Purchase Agreement, dated as of February 5, 1998, by and between iXL Enterprises, Inc., iXL-San Francisco, Inc.,
          Green Room Productions, L.L.C. and the Controlling Members.+
 2.13     Asset Purchase Agreement, dated as of March 27, 1998, by and between iXL Enterprises, Inc., iXL-Denver, Inc., Continental
          Communications Group, Inc., d/b/a Customer Communications
          Group, Inc. and John R. Klug.+
 2.14     Agreement and Plan of Merger, dated as of May 4, 1998, by
          and between iXL Enterprises, Inc., iXL-New York, Inc., Micro
          Interactive, Inc. and the Micro Shareholders.+
 2.15     Agreement and Plan of Merger, dated as of May 8, 1998, by
          and between iXL Enterprises, Inc., iXL-Los Angeles, Inc.,
          Spin Cycle Entertainment and the SCE Shareholders.+
 2.16     Agreement and Plan of Merger, dated as of May 12, 1998, by and between iXL Enterprises, Inc., iXL-Los Angeles, Inc.,
          Digital Planet and the Digital Shareholders.+
 2.17     Agreement and Plan of Merger, dated as of May 12, 1998, by and between InTouch Interactive, Inc., iXL Enterprises,
          Inc., iXL-Charlotte, Inc., and the InTouch Shareholders.+
 2.18     Share Sale and Purchase Agreement dated as of 11 May, 1998 between, iXL London Limited, and Derek Scanlon.+
 2.19     Agreement and Plan of Merger, dated as of July 2, 1998, by and between CommerceWAVE, Inc., iXL Enterprises, Inc.,
          iXL-San Diego, Inc., and the CommerceWAVE shareholders.+
 2.20     Agreement and Plan of Merger, dated as of July 8, 1998, by and between iXL Enterprises, Inc., iXL-New York, Inc.,
          Wissing & Laurence, Inc. and the W&L Shareholders.+
 2.21     Asset Purchase Agreement, dated as of July 16, 1998, by and among Robert Ortiz and John Tierney, iXL Enterprises, Inc.
          and iXL-New York, Inc.+
 2.22     Agreement and Plan of Merger, dated as of July 22, 1998, by and between Image Communications, Inc., iXL Enterprises,
          Inc., iXL-DC, Inc., and the Image Shareholders.+

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.23     Share Purchase Agreement, dated as of July 28, 1998, by and among iXL Enterprises, Inc., iXL-Madrid, S.A., Campana New
          Media, S.L, The Other Media, S.L., the Campana Companies
          Beneficial Owners and the Campana Companies Shareholders.+
 2.24     Agreement and Plan of Merger, dated as of July 30, 1998, by and among Spinners Incorporated, iXL Enterprises, Inc.,
          iXL-Boston, Inc. and the Spinners Shareholders.+
 2.25     Agreement and Plan of Merger, dated as of September 4, 1998, by and among iXL Enterprises, Inc., iXL-Richmond, Inc.,
          Tekna, Inc., and the Tekna Shareholders.+
 2.26     Share Sale and Purchase Agreement, dated as of September 7,
          1998, by and between iXL Enterprises, Inc., Jens Bley,
          Manfred Otterbreit, Stephan Balzerand Matthias Oelmann.+
 2.27     Agreement and Plan of Merger dated as of September 9, 1998 by and among iXL Enterprises, Inc., iXL-Boston, Inc., Larry
          Miller Productions, Inc., and the LMP Principals.+
 2.28     Agreement and Plan of Merger, dated as of September 10,
          1998, by and between iXL Enterprises, Inc., iXL, Inc.,
          Exchange Place Solutions, Inc., and the Exchange Place
          Shareholder.+
 2.29     Agreement and Plan of Merger, dated as of September 18,
          1998, by and among iXL Enterprises, Inc., iXL-San Francisco,
          Inc., Pantheon Interactive, Inc., and the Pantheon
          Shareholders.+
 2.30     Agreement and Plan of Merger, dated as of September 18,
          1998, by and among iXL Enterprises, Inc., iXL-Chicago, Inc.,
          Two-Way Communications, L.L.C., and the TWC Members.+
 2.31     Agreement and Plan of Merger, dated as of September 22,
          1998, by and between iXL Enterprises, Inc., iXL-DC, Inc.,
          NetResponse, L.L.C., and Next Century Communications Corp.+
 2.32     Agreement and Plan of Merger, dated as of September 23,
          1998, by and among iXL Enterprises, Inc., iXL-Chicago, Inc.,
          Ionix Development, Corporation, and the Ionix Shareholder.+
 2.33     Agreement and Plan of Merger, dated as of September 24,
          1998, by and between iXL Enterprises, Inc., iXL-Connecticut,
          Inc., Pequot Systems, Inc. and the Pequot Shareholders.+
 2.34     Agreement and Plan of Merger, dated as of October 4, 1999, by and between iXL Enterprises, Inc., iXL-Massachusetts,
          Inc., and Tessera Enterprise Systems, Inc.++
 3.1      Amended and Restated Certificate of Incorporation.++++
 3.2      Amended and Restated Bylaws.++++
 4.1      Form of Common Stock Certificate.+
 4.2      Form of Mandatorily Exercisable Common Stock Warrant
          Agreement.+
 4.3      Form of Class B Convertible Preferred Stock Warrant
          Agreement.+
 4.4      Form of Class A Common Stock Warrant Agreement.+
 4.5      Form of Class B Common Stock Warrant Agreement.+
 4.6      Investor Stockholders Agreement, dated as of April 30, 1996, as amended.+
 4.7      Third Amended and Restated Stockholders' Agreement.++++
10.1*     Employment Agreement between Boxtop Interactive, Inc. and
          Kevin Wall, dated as of August 1, 1996, as amended, together with related agreements.+++
10.2*     Employment Agreement dated as of May 1, 1998 between iXL,
          Inc. and William C. Nussey.+
10.3*     Employment Agreement dated August 17, 1998 between iXL, Inc.
          and David Clauson.+
10.4*     Employment Agreement dated November 28, 1999 between
          Consumer Financial Network, Inc. and C. Cathleen Raffaeli.+
10.5*     iXL Enterprises, Inc. 1996 Stock Option Plan, together with related agreements.+
10.6*     iXL Enterprises, Inc. 1998 Non-Employee Stock Option Plan,
          together with related agreements.+

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.7*     iXL Enterprises, Inc. 1999 Employee Stock Option Plan.+
10.8      Advisory Agreement dated as of April 30, 1996 by and between
          IXL Holdings, Inc. and Kelso & Company, together with form of amendment.+
10.9      Consulting Agreement dated as of February 5, 1999 by and
          between iXL Enterprises, Inc. and Kelso & Company.+
10.10     Promissory Note, dated as of January 14, 1997, made by
          IXL-Memphis, Inc. in favor of First Tennessee Bank National
          Association, in the original principal amount of $499,000
          and agreements related thereto.+
10.11     Promissory Note, dated as of May 30, 1997, in the principal aggregate amount of $50,000 in favor of the Registrant from
          Kevin Wall.+
10.12     Promissory Note, dated as of September 15, 1997, in the
          principal aggregate amount of $500,000 in favor of U.
          Bertram Ellis from iXL Enterprises, Inc.+
10.13     Promissory Note, dated as of September 18, 1997, in the
          principal aggregate amount of $300,000 in favor of James
          Rocco from iXL Enterprises, Inc.+
10.14     Promissory Note, dated as of September 29, 1997, in the
          principal aggregate amount of $100,000 in favor of James S.
          Altenbach from iXL Enterprises, Inc.+
10.15     Promissory Note, dated as of October 10, 1997, in the
          principal aggregate amount of $1,000,000 in favor of U.
          Bertram Ellis, Jr. from iXL Enterprises, Inc.+
10.16     Promissory Note, dated as of October 30, 1997, in the
          principal aggregate amount of $1,000,000 in favor of U.
          Bertram Ellis, Jr. from iXL Enterprises, Inc.+
10.17     Promissory Note, dated as of November 25, 1997, in the
          principal aggregate amount of $1,000,000 in favor of U.
          Bertram Ellis, Jr. from iXL Enterprises, Inc.+
10.18     Promissory Note, dated as of December 3, 1997, in the
          principal aggregate amount of $1,300,000 in favor of U.
          Bertram Ellis, Jr. from iXL Enterprises, Inc.+
10.19     Promissory Note, dated as of June 19, 1998, in the principal aggregate amount of $4,000,000 in favor of Deborah Hicks
          Ellis from iXL Enterprises, Inc. and certain of its
          subsidiaries and related agreements.+
10.20     Promissory Note, dated as of July 20, 1998, in the principal aggregate amount of $2,000,000 in favor of U. Bertram Ellis,
          Jr. from iXL Enterprises, Inc.+
10.21     Credit Agreement, dated as of July 29, 1998, as amended and restated as of November 30, 1998, among iXL Enterprises,
          Inc., the Lenders party thereto and The Chase Manhattan Bank as Administrative Agent and related agreements.+
10.22     Promissory Note, dated as of September 18, 1998, between
          David Clauson (as Maker) and iXL Enterprises, Inc. together with Stock Pledge Agreement.+
10.23     Subscription Agreement for Common Stock dated April 12, 1996 between iXL Enterprises, Inc. and U. Bertram Ellis, Jr.+
10.24     Subscription Agreement for Common Stock dated April 12, 1996 between iXL Enterprises, Inc. and James S. Altenbach.+
10.25     Subscription Agreement for Class A Convertible Preferred
          Stock dated April 30, 1996 between iXL Enterprises, Inc. and
          U. Bertram Ellis, Jr.+
10.26     Subscription Agreement for Class A Convertible Preferred
          Stock dated April 30, 1996 between iXL Enterprises, Inc. and
          U. Bertram Ellis, Jr., James V. Sandry and James S.
          Altenbach.+
10.27     Subscription Agreement for Class A Convertible Preferred
          Stock dated June 3, 1996 between iXL Enterprises, Inc. and
          James S. Altenbach.+

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.28     Subscription Agreement for Class A Convertible Preferred
          Stock dated April 4, 1997 between iXL Enterprises, Inc. and
          Kelso Investment Associates V, L.P.+
10.29     Subscription Agreement for Class A Convertible Preferred
          Stock dated April 4, 1997 between iXL Enterprises, Inc. and
          Kelso Equity Partners V, L.P.+
10.30     Subscription Agreement for Class A Convertible Preferred
          Stock dated April 4, 1997 between iXL Enterprises, Inc. and
          U. Bertram Ellis, Jr.+
10.31     Subscription Agreement for Class A Convertible Preferred
          Stock dated April 4, 1997 between iXL Enterprises, Inc. and
          James S. Altenbach.+
10.32     Intentionally Omitted
10.33     Subscription Agreement for Class A Convertible Preferred
          Stock dated August 25, 1998 between iXL Enterprises, Inc.
          and William C. Nussey.+
10.34     Subscription Agreement for Class A Convertible Preferred
          Stock dated September 18, 1998 between iXL Enterprises, Inc.
          and David Clauson.+
10.35     Exchange Agreement, dated April 30, 1996, between iXL
          Enterprises, Inc., Creative Video Library, Inc. and its
          stockholders for the purchase of all of the issued and
          outstanding capital stock of Creative Video Library, Inc.
          (contained in Exhibit 2.1).+
10.36     Exchange Agreement, dated April 30, 1996, between iXL
          Enterprises, Inc., Creative Video, Inc. and its stockholders for the purchase of all of the issued and outstanding
          capital stock of Creative Video, Inc. (contained in Exhibit
          2.2).+
10.37     Exchange Agreement, dated April 30, 1996, between iXL
          Enterprises, Inc., Entrepreneur Television, Inc. and its
          stockholders for the purchase of all of the issued and
          outstanding capital stock of, Entrepreneur Television, Inc.
          (contained in Exhibit 2.3).+
10.38     Agreement and Plan of Merger, dated May 30, 1997, by and
          among iXL Enterprises, Inc., iXL Merger Corp. III, Inc.,
          Boxtop Interactive, Inc., and the Stockholders of Boxtop
          Interactive, Inc. (contained in Exhibit 2.9).+
10.39     Securities Purchase Agreement, dated December 17, 1997,
          among iXL Enterprises, Inc. and Chase Venture Capital
          Associates, L.P., Flatiron Partners, LLC and Greylock IX
          Limited Partnership and related agreement.+
10.40     Warrant Agreement, dated as of December 17, 1997, by and
          among iXL Enterprises, Inc., Chase Venture Capital
          Associates, L.P., Flatiron Partners, L.L.C., and Greylock IX
          Limited Partnership.+
10.41     Securities Purchase Agreement, dated December 23, 1997,
          among iXL Enterprises, Inc. and General Electric Capital
          Corporation.+
10.42     Warrant Award Agreement dated as of December 23, 1997 by and between iXL Enterprises, Inc. and General Electric Capital
          Corporation.+
10.43     Warrant Agreement, dated as of December 23, 1997, by and
          between iXL Enterprises, Inc. and General Electric Capital
          Corporation.+
10.44     Warrant Award Agreement dated as of March 12, 1998 by and
          between iXL Enterprises, Inc. and Chase Venture Capital
          Associates, L.P., and related agreement.+
10.45     Securities Purchase Agreement, dated March 30, 1998, between
          iXL Enterprises, Inc. and Kevin Wall for the purchase of
          shares of iXL Enterprises, Inc.'s Common Stock.+
10.46     Securities Purchase Agreement, dated August 14, 1998, among
          iXL Enterprises, Inc. and CB Capital Investors, L.P., The
          Flatiron Fund 1998/99, LLC, Friends of Flatiron, LLC, and
          Mellon Ventures II, L.P.+

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.47     Securities Purchase Agreement, dated January 15, 1999, among
          iXL Enterprises, Inc. and the Purchasers listed therein for the purchase of shares of iXL Enterprises, Inc.'s Class A
          Convertible Preferred Stock.+
10.48     Stock Purchase Agreement dated November 3, 1998, between
          Consumer Financial Network, Inc. and General Electric
          Capital Corporation for the purchase of shares of Series A
          Convertible Preferred Stock, $.01 par value per share, of
          Consumer Financial Network, Inc.+
10.49     Warrant Agreement, dated as of November 3, 1998, among iXL
          Enterprises, Inc. and General Electric Capital Corporation.+
10.50     Stockholders' Agreement dated November 3, 1999 among
          Consumer Financial Network, Inc., iXL Enterprises, Inc. and
          General Electric Capital Corporation.+
10.51     Guaranty of License Agreement dated April 27, 1998 between
          Consumer Financial Network, Inc. and Charter Federal Savings
          & Loan Association of West Point, Georgia.+
10.52     Lease Agreement dated January 8, 1997 between Park Place
          Emery, L.L.C. and iXL, Inc., as amended.+
10.53     Amended and Restated Registration Rights Agreement dated as of October 28, 1999 among iXL Enterprises, Inc. and Kelso
          Investment Associates V, L.P., Kelso Equity Partners V,
          L.P., and certain other stockholders of iXL Enterprises,
          Inc., together with the First Amendment to such agreement, dated November 2, 1999.+++
10.54     Indemnification Agreement dated June 8, 1999 by and among
          iXL Enterprises, Inc. and the Indemnitees named therein.++++
10.55     Amended and Restated Registration Rights Agreement by and
          among iXL Enterprises, Inc., Consumer Financial Network,
          Inc., GE Capital Equity Investments, Inc., General Electric
          Pension Trust and General Electric Capital Corporation.++++
10.56     Master Services Agreement dated April 7, 1999 by and between
          iXL-New York, Inc. and General Electric Capital
          Corporation.+
10.57     Warrant Agreement dated April 7, 1999 by and between iXL
          Enterprises, Inc. and GE Capital Equity Investments, Inc.+
10.58     Stock Purchase Agreement dated April 7, 1999 by and between
          Consumer Financial Network, Inc., GE Capital Equity
          Investments, Inc., and General Electric Pension Trust.+
10.59     Securities Purchase Agreement dated April 7, 1999 by and
          among iXL Enterprises, Inc., GE Capital Equity Investments,
          Inc., and the General Electric Pension Trust.+
10.60     Warrant Agreement dated June 8, 1999 by and between iXL
          Enterprises, Inc. and GE Capital Equity Investments,
          Inc.++++
10.61     Investor Agreement dated June 8, 1999 by and between GE
          Capital Equity Investments, Inc., the General Electric
          Pension Trust, iXL Enterprises, Inc. and Consumer Financial
          Network, Inc.++++
10.62     Amended and Restated Stockholders' Agreement among Consumer
          Financial Network, Inc., iXL Enterprises, Inc., GE Capital
          Equity Investments, Inc., the General Electric Pension Trust
          and General Electric Capital Corporation, as amended.++++
10.63     Information Services Agreement dated June 30, 1997 among
          Consumer Financial Network, Inc., CFN Agency, Inc. and
          Electric Insurance Company.+
10.64     Master Service Agreement dated as of December 31, 1998 by
          and between iXL, Inc. and Delta Air Lines, Inc.+
10.65     Warrant Agreement dated December 31, 1998 by and between iXL
          Enterprises, Inc. and Delta Air Lines, Inc.+

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.66     Letter Agreement for Marketing Services dated May 11, 1999 by and between iXL Enterprises, Inc. and GE Capital Equity
          Investments, Inc.+
10.67     U.S. Purchase Agreement dated as of June 2, 1999 by and
          among iXL Enterprises, Inc. and the underwriters listed
          therein.++++
10.68     International Purchase Agreement dated as of June 2, 1999 by and among iXL Enterprises, Inc. and the underwriters listed therein.++++
10.69*    iXL Enterprises, Inc. 1999B Employee Stock Option Plan.+++
10.70     U.S. Purchase Agreement dated as of November 18, 1999 by and among iXL Enterprises, Inc. and the underwriters listed
          therein.++++
10.71     International Purchase Agreement dated as of November 18,
          1999 by and among iXL Enterprises, Inc. and the underwriters listed therein.++++
10.72     Credit Agreement dated as of January 7, 2000 among iXL
          Enterprises, Inc., the lenders party hereto and The Chase
          Manhattan Bank, as Administrative Agent and First Union
          National Bank as Syndication Agent.
10.73*    iXL Enterprises, Inc. Tessera 1995 Stock Option Plan.
11.1      Statement re Computation of Net Loss Per Share of Common
          Stock.
21.1      Subsidiaries of the Company.
23.1      Consent of PricewaterhouseCoopers LLP.
27.1      Financial Data Schedule (for SEC use only).

---------------

    + Incorporated by reference to iXL's Registration Statement on Form S-1 (No. 333-71937).
   ++ Incorporated by reference to iXL's Form 8-K, dated October 12, 1999. +++ Incorporated by reference to iXL's Registration Statement on Form S-1
       (No. 333-88847).
 ++++ Incorporated by reference to iXL's Registration Statement on Form S-4 (No. 333-81731).

      (b). The following Reports on Form 8-K were filed during the three months ended December 31, 1999:

DATE OF REPORT   DATE FILED   ITEMS INCLUDED
--------------   ----------   --------------
10/04/99...       10/12/99         5, 7

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on February 15, 2000.

                                          iXL Enterprises, Inc.,
                                          a Delaware corporation

                                          By:     /s/ M. WAYNE BOYLSTON
                                            ------------------------------------
                                                 Name: M. Wayne Boylston
                                                 Title: Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

              /s/ U. BERTRAM ELLIS, JR.                Chief Executive Officer        February 15, 2000
-----------------------------------------------------    (Principal Executive
                U. Bertram Ellis, Jr.                    Officer)

                /s/ M. WAYNE BOYLSTON                  Chief Financial Officer        February 15, 2000
-----------------------------------------------------    (Principal Financial
                  M. Wayne Boylston                      Officer)

                /s/ JEFFREY T. ARNOLD                  Director                       February 15, 2000
-----------------------------------------------------
                  Jeffrey T. Arnold

               /s/ FRANK K. BYNUM, JR.                 Director                       February 15, 2000
-----------------------------------------------------
                 Frank K. Bynum, Jr.

                /s/ JEROME D. COLONNA                  Director                       February 15, 2000
-----------------------------------------------------
                  Jerome D. Colonna

                /s/ WILLIAM C. NUSSEY                  Director                       February 15, 2000
-----------------------------------------------------
                  William C. Nussey

              /s/ THOMAS G. ROSENCRANTS                Director                       February 15, 2000
-----------------------------------------------------
                Thomas G. Rosencrants

               /s/ THOMAS R. WALL, IV                  Director                       February 15, 2000
-----------------------------------------------------
                 Thomas R. Wall, IV

                /s/ JEFFREY C. WALKER                  Director                       February 15, 2000
-----------------------------------------------------
                  Jeffrey C. Walker

                  /s/ GARY C. WENDT                    Director                       February 15, 2000
-----------------------------------------------------
                    Gary C. Wendt