Form 10-Q
period 2000-03-31
IXL ENTERPRISES INC
filed 2000-05-15
CIK 1018705

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission File No. 000-26167


                              iXL ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                        58-2234342
 ----------------------------                  ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
       of incorporation)

1900 Emery Street, NW, Atlanta, Georgia                     30318
---------------------------------------                   ---------
(Address of principal executive offices)                  (Zip Code)


                                 (800) 673-5544
                           ---------------------------
              (Registrant's telephone number, including area code)

                           ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes. [ ] No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of each class                             Outstanding at May 5, 2000
--------------------                         -------------------------------
Common Stock, $.01 par value                            74,796,282
                              iXL ENTERPRISES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                          QUARTER ENDED MARCH 31, 2000

                          PART I FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements (Unaudited)..............       1
             Consolidated Balance Sheet at March 31, 2000 and
                December 31, 1999 ......................................       1
             Consolidated Statement of Operations for the
                Three Months Ended March 31, 2000 and 1999 .............       2
             Consolidated Statement of Cash Flows for the
                Three Months Ended March 31, 2000 and 1999 .............       3
             Notes to Consolidated Financial Statements.................       4

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results Of Operations ..............................       7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.      11


                            PART II OTHER INFORMATION


Item 2.      Changes in Securities and Use of Proceeds .................      12

Item 6.      Exhibits and Reports on Form 8-K ..........................      12

Signatures .............................................................      13

                                    PART 1

ITEM 1. FINANCIAL STATEMENTS

                     iXL ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                                            MARCH 31,     DECEMBER 31,
                                                                                              2000           1999
                                                                                           -----------   ------------
                                                                                           (UNAUDITED)
ASSETS
Cash and cash equivalents ..................................................                $ 221,533       $ 120,812
Marketable securities ......................................................                   34,814          34,895
Accounts receivable, net ...................................................                   79,145          62,836
Unbilled revenues ..........................................................                   29,866          21,794
Prepaid expenses and other assets ..........................................                    8,609           6,610
                                                                                            ---------       ---------
           Total current assets ............................................                  373,967         246,947

Property and equipment, net ................................................                   61,576          52,273
Intangible assets, net .....................................................                  167,308          55,851
Other non-current assets ...................................................                    8,144           2,784
                                                                                            ---------       ---------
           Total assets ....................................................                $ 610,995       $ 357,855
                                                                                            =========       =========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable ...........................................................                $   8,163       $  13,988
Deferred revenues ..........................................................                   13,839          10,750
Accrued liabilities ........................................................                   31,375          22,229
Current portion of long-term debt ..........................................                      578             530
                                                                                            ---------       ---------
           Total current liabilities .......................................                   53,955          47,497

Long-term debt .............................................................                      744           1,308
                                                                                            ---------       ---------
           Total liabilities ...............................................                   54,699          48,805
                                                                                            ---------       ---------

Mandatorily redeemable preferred stock of subsidiary .......................                  176,311          48,955

Stockholders' equity
       Common Stock ........................................................                      740             676
       Additional paid in capital ..........................................                  539,083         392,432
       Accumulated deficit .................................................                 (156,599)       (135,973)
       Accumulated other comprehensive income ..............................                    4,858          12,020
       Treasury stock at cost ..............................................                     (888)           (888)
       Note receivable from stockholder ....................................                       --            (900)
       Unearned compensation ...............................................                   (7,209)         (7,272)
                                                                                            ---------       ---------
           Total stockholders' equity ......................................                  379,985         260,095
                                                                                            ---------       ---------
           Total liabilities, mandatorily redeemable preferred
               stock and stockholders' equity ..............................                $ 610,995       $ 357,855
                                                                                            =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                         IXL ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      (UNAUDITED)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                           ----------------------------
                                                                                               2000           1999
                                                                                           ------------    ------------
Professional services revenue .............................................                   $ 102,287        $ 32,528
Other revenue .............................................................                         676             484
                                                                                           ------------    ------------

             Net revenue ..................................................                     102,963          33,012

Professional services expense, excluding stock-based compensation amounts of $362 and $28 for the three months ended March 31, 2000,
and March 31, 1999 ........................................................                      48,253          15,840

Sales and marketing expenses, excluding stock-based compensation amounts of $2,358 and $417 for the three months ended March 31,
2000, and March 31, 1999 ..................................................                      19,141           7,733

General and administrative expenses, excluding stock-based
compensation amounts of $377 and $1,029 for the three months ended
March 31, 2000, and March 31, 1999 ........................................                      38,654          19,469
                                                                                           ------------    ------------

Operating loss before stock compensation, depreciation and amortization ...                      (3,085)        (10,030)

Stock-based compensation ..................................................                       3,097           1,474
Depreciation ..............................................................                       5,022           2,284
Amortization ..............................................................                      11,404           4,351
                                                                                           ------------    ------------

       Total operating expenses ...........................................                     125,571          51,151

       Loss from operations ...............................................                     (22,608)        (18,139)

Other (expense) income,  net ..............................................                        (183)             69
Loss on equity investment .................................................                          --             (65)
Interest income ...........................................................                       2,648             216
Interest expense ..........................................................                        (483)           (336)
                                                                                           ------------    ------------

           Loss before income taxes .......................................                     (20,626)        (18,255)
Income tax expense ........................................................                          --              --
                                                                                           ------------    ------------

           Net loss .......................................................                     (20,626)        (18,255)

Dividends and accretion on mandatorily
      redeemable preferred stock ..........................................                        (452)         (5,293)
                                                                                           ------------    ------------
           Net loss available to common
            stockholders ..................................................                $    (21,078)   $    (23,548)
                                                                                           ============    ============
Basic and diluted net loss per common
         share ............................................................                $      (0.29)   $      (1.46)
                                                                                           ============    ============
Weighted average common shares
         outstanding ......................................................                      71,877          16,082

The accompanying notes are an integral part of these consolidated financial statements.

                            IXL ENTERPRISES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                          (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 ------------------------------------
                                                                                    2000                      1999
                                                                                 ----------                 ---------
Cash flows from operating activities
Net loss ........................................................                $ (20,626)                 $(18,255)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation ..................................................                    5,022                     2,284
  Amortization ..................................................                   11,404                     4,351
  Provision for bad debts .......................................                    4,629                       202
  Non-cash investment and losses in equity affiliate and
    amortization ................................................                       --                        64
  Stock options and warrants charges ............................                    3,246                     1,474
  Changes in assets and liabilities, net of effects from purchase of subsidiaries
    Accounts receivable .........................................                  (14,725)                   (3,422)
    Unbilled revenues ...........................................                   (6,126)                   (3,647)
  Prepaid expenses and other assets .............................                   (5,964)                   (1,075)
    Accounts payable and accrued liabilities ....................                    1,441                     1,515
    Deferred revenues ...........................................                     (426)                    2,832
                                                                                 ---------                  --------
       Net cash used in operating activities ....................                  (22,125)                  (13,677)
                                                                                 ---------                  --------

Cash flows from investing activities
  Purchases of property and equipment ...........................                  (14,649)                   (6,463)
  Purchases of subsidiaries, net of cash acquired ...............                    1,460                        --
  Purchases of marketable securities ............................                  (22,610)                       --
  Proceeds from sale of marketable securities ...................                   15,965                        --
  Proceeds from sale of fixed and intangible assets .............                      147                     1,892
                                                                                 ---------                  --------
       Net cash used in investing activities ....................                  (19,687)                   (4,571)

Cash flows from financing activities
  Repayment of borrowings .......................................                     (225)                   (9,732)
  Proceeds from issuance of stock ...............................                   16,290                    22,718
  Proceeds from issuance of mandatorily redeemable preferred
    stock of subsidiary .........................................                  126,905                        --
                                                                                 ---------                  --------
       Net cash provided by financing activities ................                  142,970                    12,986
                                                                                 ---------                  --------
Effect of exchange rate changes on cash and cash equivalents ....                     (437)                     (117)
       Net increase (decrease) in cash and cash equivalents .....                  100,721                    (5,379)
Cash and cash equivalents at beginning of period ................                  120,812                    19,259
                                                                                 ---------                  --------
Cash and cash equivalents at end of period ......................                $ 221,533                  $ 13,880
                                                                                 =========                  ========
Supplemental disclosure of cash flow information
  Cash paid for interest ........................................                $      82                  $    347

Non-cash investing and financing activities
Acquisition of equipment through capital leases .................                $      --                  $    312
Unrealized loss on marketable securities ........................                $  (6,725)                 $     --


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

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of iXL's financial condition as of March 31, 2000 the results of its operations for the three month periods ended March 31, 2000 and 1999 and its cash flows for the three month periods ended March 31, 2000 and 1999. Certain items have been reclassed to conform to the current year presentation. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.


3.       LONG-TERM DEBT

         On January 7, 2000, the Company entered into a senior secured revolving syndicated credit facility (the "Credit Facility") with several banks providing for borrowings of up to $50,000,000. The Credit Facility expires December 31, 2002. The Credit Facility bears interest payable at least quarterly at a rate of either 2.75% plus an adjusted LIBOR rate or 1.75% plus the greater of Chase Manhattan Bank's prime rate or .5% plus the federal funds rate. The Credit Facility is secured by liens on substantially all of the assets of the Company's domestic subsidiaries except CFN and CFN's subsidiaries and 65% of the stock of iXL's foreign subsidiaries, including the pledge of the capital stock of the same subsidiary companies. The Credit Facility provides for borrowings based upon a borrowing base formula. A commitment fee is charged on the unused portion of the Credit Facility.

4.       ACQUISITION

         In January 2000, the Company acquired Tessera Enterprise Systems, Inc. in exchange for $3,700,000 and 3,588,655 shares of the Company's common stock. Pro forma information is as follows:

                                                                 FOR THE QUARTER ENDED
                                                                     MARCH 31, 1999
                                                            -------------------------------
                                                            (in thousands except per share)

     Revenue                                                           $ 38,390

     Net loss available to common stockholders                         $(30,012)

     Basic and diluted net loss per common share                       $  (1.53)


5.       MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

         In March 2000, CFN sold 32,896,000 shares of its mandatorily redeemable Series C Convertible Preferred Stock for net proceeds of $126,905,000. iXL's ownership percentage of CFN on an as converted basis decreased from 76% to 61% as a result of the sale of the stock. As of March 31, 2000, iXL owned 98% of CFN's outstanding common shares.

         LIQUIDATION PREFERENCE

         Upon CFN's voluntary or involuntary dissolution, liquidation or winding up, after payment to creditors but prior to any payments in respect of any common stock, holders of Series C Convertible Preferred Stock will be entitled to receive a liquidation preference equal to $4.00 subject to proportional adjustment upon any subdivision or combination of Series C Convertible Preferred Stock occuring after March 22, 2000.

         REDEMPTION

         Holders of Series C Convertible Preferred Stock have the right at their option to require CFN to redeem Series C Convertible Preferred Stock held by them at any time on or after December 31, 2005.


6.       SEGMENT REPORTING

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

         Information concerning the operations in these reportable segments is as follows:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ------------------------------
                                                                                       2000               1999
                                                                                    ----------          ----------
                                                                                           (in thousands)
Revenues:
   Strategic Internet Services                                                      $ 102,287           $  32,528
   CFN                                                                                    676                 484
                                                                                    ----------          ----------
                                                                                    $ 102,963           $  33,012
                                                                                    ==========          ==========

Loss from operations:
   Strategic Internet Services                                                      $ (11,188)          $ (13,760)
   CFN                                                                                (11,420)             (4,379)
                                                                                    ----------          ----------
                                                                                    $ (22,608)          $ (18,139)
                                                                                    ==========          ==========

Depreciation and amortization:
   Strategic Internet Services                                                      $  15,027           $   6,346
   CFN                                                                                  1,399                 289
                                                                                    ----------          ----------
                                                                                    $  16,426           $   6,635
                                                                                    ==========          ==========

                                                                                                 AS OF
                                                                                  -----------------------------------
                                                                                  MARCH 31, 2000    DECEMBER 31, 1999
                                                                                  --------------    -----------------
                                                                                            (in thousands)
Identifiable assets:
   Strategic Internet Services                                                      $ 310,256           $ 281,211
   CFN                                                                                150,512              34,368
                                                                                    ---------           ---------
                                                                                    $ 460,768           $ 315,579
                                                                                    =========           =========


7.       COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company implemented Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This standard requires that the total changes in equity resulting from revenue, expenses, and gains and losses, including those which do not affect the accumulated deficit, be reported. The components of comprehensive income are as follows:


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                 2000              1999
                                                                               ---------        ----------
                                                                                      (in thousands)
Net Loss                                                                       $(20,626)         $(18,255)
Foreign currency translation adjustment                                            (437)             (117)
Unrealized loss on marketable securities                                         (6,725)               --
                                                                               --------          --------
         Comprehensive loss                                                    $(27,788)         $(18,372)
                                                                               ========          ========

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

Overview

         iXL is a leading Internet services company, which provides Internet strategy consulting and comprehensive Internet-based solutions to Fortune 1000 companies and other corporate users of information technology. iXL helps businesses identify how the Internet can be used to their competitive advantage and uses its expertise in creative design and systems engineering to design, develop and deploy advanced Internet applications and solutions.

         iXL was founded in March 1996, and since that time has acquired a total of 38 companies. All of iXL's acquisitions have been accounted for using the purchase method. Therefore, the historical financial data include the results of operations of companies acquired from their respective acquisition dates. iXL has incurred substantial losses since its inception and anticipates continuing to incur substantial losses for the foreseeable future. As of March 31, 2000, iXL had an accumulated deficit of approximately $156.6 million. Although iXL has experienced revenue growth, this growth may not be sustainable or indicative of future results of operations.

         iXL's customers generally retain iXL on a project-by-project basis. iXL typically does not have material contracts that commit a customer to use its services on a long-term basis. Revenue is recognized primarily using the percentage of completion method on a contract-by-contract basis. iXL's use of the percentage of completion method of recognition requires management to estimate the degree of completion of each project. To the extent these estimates prove to be inaccurate, the revenues and gross profits reported for periods during which work on the project is ongoing may not accurately reflect the final results of the project. Any anticipated losses on projects are charged to earnings when identified. iXL prices its projects on both a fixed-price and time-and-materials basis. iXL has implemented an internally developed estimation process to determine the fixed price for an engagement, and has standardized pricing throughout its offices. This methodology incorporates standard personnel billing rates, project implementation risks and the overall technical complexity of the project. We believe that the standardization of pricing throughout our network of offices will decrease project pricing risk.

         iXL's revenues are comprised of fees primarily from Internet strategy consulting and Internet-based business solutions. iXL's revenue composition has changed substantially from inception, and iXL expects further change as its business develops. Historically, a substantial majority of iXL's revenues have been derived from traditional website development and internet strategy consulting. To succeed, iXL must leverage its existing relationships and establish new relationships in order to substantially increase the revenues derived from more comprehensive strategic Internet service.

         Professional services expenses consist primarily of compensation and benefits for our employees engaged in the delivery of professional services. Professional services margins reflect net revenues less professional services expenses which are incurred regardless of whether or not the employee's time is billed to a client. We expect that our professional services expenses will increase over time due to growth in employee base and wage increases. Our professional services margins are affected by trends in the percentage of professional services employees' time that is billed to clients, and will vary in the future. Any significant decline in fees billed to clients or the loss of a significant client would materially adversely affect our professional services margins. If a client engagement ends earlier than we expect, we must re-deploy professional services personnel. Any resulting unbillable time will adversely affect professional services margins.

         In connection with (1) the reasonable efforts of GE Capital Equity Investments, Inc. to provide the CFN program to its employees and (2) the marketing agreement among iXL and General Electric, iXL issued warrants to purchase 1,500,000 shares of Common Stock to General Electric. iXL believes the value of these marketing services to be $1.4 million and accordingly this marketing campaign resulted in $1.4 million of non-cash marketing expenses to be recorded in the 12-month period from April 1999, through March 2000. iXL recorded approximately $380,000 of the $1.4 million non-cash marketing expenses during the three months ended March 31, 2000. Net loss available to common stockholders and stockholders' equity is also impacted by non-cash charges related to this warrant issuance.

         iXL's future success will depend in large part upon its ability to attract, train and retain additional highly skilled executive-level management and creative, technical, consulting and sales personnel. Competition for such personnel is intense, and iXL is unsure that it will be successful in attracting, training, and retaining such personnel. iXL's ability to hire and retain colleagues will have a significant impact on its profitability.

         CFN has expended and will continue to expend significant resources to build electronic data interchange interfaces with participating institutions, to grow its technology infrastructure, to add additional participating companies and employees to the program and to establish access to the YouDecide.com (TM) website. In addition, CFN has expended and will continue to expend significant resources to promote its YouDecide.com brand and website. These expenditures must be incurred in advance of the recognition of revenue. None of these expenses is incurred under long-term vendor contracts. As a result, these expenses are expensed as incurred, except for fixed asset purchases, which are depreciated over their expected useful lives. CFN recognizes revenue upon completion of an end-user transaction thorough the CFN operating network, which also will require the realization of expenses in advance of related revenue. To date, the volume of transactions on CFN has been limited and, accordingly, the revenue recognized has been minimal. As a result, iXL may not be able to achieve or sustain profitability. CFN incurred an operating loss of $11.4 million and $4.4 million for the three months ended March 31, 2000 and 1999 respectively. As of March 31, 2000, iXL owned 98% of CFN's outstanding common shares, and its ownership percentage of CFN was 61% on an as converted basis. In April 2000, CFN, executed an Agreement and Plan of Merger with Interactive Corporate Communications, Inc., a New York corporation ("iClick"), regarding a stock-for-stock merger between the parties. If the merger is consummated, the stockholders of iClick would be entitled to receive approximately 9% of the fully-diluted common equity of CFN, reducing iXL's interest in CFN to approximately 55% on a fully-diluted basis. The closing of this transaction is subject to iClick stockholder approval and other conditions precedent. CFN expects that this transaction will close on or about May 15, 2000.

         iXL incurred non-cash stock compensation expense related to its option grants for the three months ended March 31, 2000, totaling $3.1 million as compared to $1.5 for the three months ended March 31, 1999. iXL expects to recognize approximately $4.9 million in 2000, $2.4 million in 2001, $2.0 million in 2002 and $1.1 million in 2003 in stock compensation expense relating to the grant of options in 1998, 1999, and 2000.

Acquisition Program

         iXL has acquired a total of 38 businesses since its inception and may continue acquiring businesses based on the future need to add new strategic skill sets. iXL evaluates acquisitions based on numerous quantitative and qualitative factors. Quantitative factors include historical and projected revenues and profitability, geographic coverage and contract backlog. Qualitative factors include strategic and cultural fit, management skills, customer base and technical proficiency. Most of the consideration paid by iXL for prior acquisitions has been in the form of common stock. iXL anticipates that common stock and options to acquire common stock will continue to constitute most of the consideration used to make future acquisitions. iXL's acquisition program will result in additional ownership dilution to current investors.

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

Results of Operations

Discussions of results of operations exclude all non-cash stock compensation expense.

Comparison of Three Months Ended March 31, 2000 and March 31, 1999

         Net revenue. Net revenues increased $70.0 million, or 212%, to $103.0 million for the quarter ended March 31, 2000 from $33.0 million for the quarter ended March 31, 1999. The increase was attributable to an aggressive hiring initiative which expanded our client base and headcount. The growth was also due to an increase in the number and size of client engagements and the development and growth of specialized strategy consulting groups. Specifically, averaged annualized revenue from the Company's top ten clients increased from $3.6 million during the quarter ended March 31, 1999 to $12.2 million during the quarter ended March 31, 2000.

         Professional services expense. Professional services expense increased $32.4 million, or 205%, to $48.3 million for the quarter ended March 31, 2000 from $15.8 million for the quarter ended March 31, 1999. As a percentage of professional services revenues, professional services expense decreased from 49% for the quarter ended March 31, 1999, to 47% for the quarter ended March 31, 2000. The dollar increase was primarily attributable to an increase in headcount due to the growth in billable headcount. The decrease as a percentage of revenues was primarily attributable to increases in billing rates and improvements in revenue per billable employee.

         Sales and marketing expenses. Sales and marketing expenses increased $11.4 million, or 148%, to $19.1 million for the quarter ended March 31, 2000 from $7.7 million for the quarter ended March 31, 1999. As a percentage of net revenue, sales and marketing expenses decreased from 23% for the quarter March 31, 1999 to 19% for the quarter ended March 31, 2000. The dollar increase was primarily attributable to the increase in sales personnel and increased commissions and marketing expenditures.

         General and administrative expenses. General and administrative expenses increased $19.2 million, or 99%, to $38.7 million for the quarter ended March 31, 2000 from $19.5 million for the quarter ended March 31, 1999. The dollar increase was primarily attributable to the increase in recruiting, knowledge management, information technology, finance and administrative personnel and costs of leasing additional office space. As a percentage of net revenue, general and administrative expenses decreased from 59% for the quarter ended March 31, 1999 to 38% for the quarter ended March 31, 2000.

         Stock-based compensation. In accordance with APB 25, the Company has recorded stock compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are expensing this amount over the vesting periods of the applicable options, resulting in expense of $3.1 million and $1.5 million in the three months ended March 31, 2000 and 1999, respectively.

         Depreciation. Depreciation expenses increased $2.7 million to $5.0 million for the quarter ended March 31, 2000 from $2.3 million for the quarter ended March 31, 1999. The increase is primarily related to the investments in physical infrastructure to support continued growth of the company.

         Amortization. Amortization expense increased $7.1 million to $11.4 million for the quarter ended March 31, 2000, from $4.4 million for the quarter ended March 31, 1999. The increase was primarily a result of the amortization of goodwill and assembled workforce recorded in connection with the one acquisition which took place during January 2000.

Liquidity and Capital Resources

         On January 7, 2000, iXL terminated its existing July 29, 1998 credit agreement and entered into a senior secured revolving syndicated Credit Facility with several banks providing for borrowings of up to $50 million. As of March 31, 2000, no borrowings were outstanding under the Credit Facility. iXL's obligations under the Credit Facility are secured by substantially all of the assets of iXL and its domestic operating subsidiaries other then iXL Ventures, Inc., CFN and CFN's subsidiaries. These obligations are also secured by all of the stock of iXL's domestic operating subsidiaries, other than CFN's subsidiaries, and 65% of the stock of iXL's foreign subsidiaries. Borrowings under the Credit Facility mature December 31, 2002 and accrue interest either
(a) at a rate of 1.75% plus the greater of Chase Manhattan Bank's prime rate or 0.5% plus the weighted average of the rates on overnight Federal funds transactions, or (b) at a rate of 2.75% plus an adjusted LIBOR rate. The Credit Facility provides for borrowings based upon a borrowing base formula. A commitment fee is charged on the unused portion of the Credit Facility.

         At March 31, 2000, iXL had approximately $222 million in cash and cash equivalents. For the three month period ended March 31, 2000, iXL used approximately $22.1 million and $14.6 million to fund operating activities and capital expenditures, respectively. These expenditures were financed primarily with proceeds of previous sales of capital stock.

         In addition, at March 31, 2000, iXL had outstanding commitments for capital expenditures of approximately $18.6 million, primarily related to the expansion and improvement of its Atlanta, New York, Richmond and Chicago offices. The remainder of iXL's significant commitments consists of obligations outstanding under operating leases.

         iXL believes its available cash resources and credit facilities, combined with the net proceeds of its recent secondary offering, will be sufficient to meet its anticipated working capital and capital expenditures requirements for a least the next twelve months. However, iXL may need to raise significant additional funds sooner in order to support its growth, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. In March 2000 CFN sold 32,896,000 shares of its mandatorily redeemable Series C Convertible Preferred Stock for net proceeds of $126,905,000. iXL believes that the available cash resources for CFN will be sufficient to meet its anticipated working capital expenditures for at least the next twelve months.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for the quarter ended March 31, 2001. iXL does not expect the adoption to have a material impact on its financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In March 2000, the SEC released SAB 101A which defers reporting on the effects of the adoption of SAB 101 until the second fiscal quarter of 2000. The Company is evaluating the implications of SAB 101 and to date nothing has been identified that would significantly change the Company's historical practices with respect to the events that trigger revenue recognition and the measurement of revenue.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from January 1, 2000 through March 31, 2000, iXL issued and sold 75,000 shares of common stock upon exercise of options granted under the 1998 Non-Employee Stock Option Plan for an aggregate consideration of $1,125,000 in cash. These issuances of stock were made in reliance on Section 4(2) of the Securities Act and Rule 701 promulgated under the Securities Act.

         In January 2000, the Company acquired Tessera Enterprise Systems, Inc. in exchange for $3,700 and 3,588,655 shares of the Company's common stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial data schedule (for SEC use only)

(b)      Reports on Form 8-K

         iXL did not file any Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             iXL Enterprises, Inc.


                             By: /s/ MARK STEELE
                                ------------------------------------------------
                                Mark Steele
                                Interim Chief Financial Officer
                                (Principal Financial and Accounting Officer)



Date:  May 15, 2000