Form 10-Q
period 2000-06-30
IXL ENTERPRISES INC
filed 2000-08-11
CIK 1018705

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

                          Commission File No. 000-26167

                             iXL ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                        58-2234342
 ----------------------------                  ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
       of incorporation)

 1900 Emery Street, NW, Atlanta, Georgia                       30318
------------------------------------------                   ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                             Outstanding at August 7, 2000
----------------------                         -------------------------------
Common Stock, $.01 par value                             75,705,081
                              iXL ENTERPRISES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                           QUARTER ENDED JUNE 30, 2000

                          PART I FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements (Unaudited) ...........       1
             Condensed Consolidated Balance Sheets at June 30, 2000
                and December 31, 1999 ..........................................       1
             Condensed Consolidated Statements of Operations for the
                Three and Six Months Ended June 30, 2000 and 1999 ..............       2
             Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2000 and 1999 ........................       3
             Notes to Condensed Consolidated Financial Statements ..............       4

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results Of Operations ......................................       8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ........      13

                           PART II OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds .........................      14

Item 4.      Submission of Matters to a Vote of Security Holders ...............      14

Item 6.      Exhibits and Reports on Form 8-K ..................................      14

Signatures .....................................................................      15

                                     PART 1

ITEM 1. FINANCIAL STATEMENTS

                     iXL ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       JUNE 30,      DECEMBER 31,
                                                                                         2000            1999
                                                                                      ----------     ------------
                                                                                      (UNAUDITED)
ASSETS
Cash and cash equivalents ......................................................      $   62,738      $  120,812
Marketable securities ..........................................................          48,185          34,895
Accounts receivable, net .......................................................          91,844          62,836
Unbilled revenue ...............................................................          31,106          21,794
Prepaid expenses and other assets ..............................................           7,099           6,610
                                                                                      ----------      ----------
           Total current assets ................................................         240,972         246,947

Property and equipment, net ....................................................          72,658          52,273
Intangible assets, net .........................................................         161,771          55,851
Equity investment in affiliates ................................................           8,458              --
Other non-current assets .......................................................           5,305           2,784
                                                                                      ----------      ----------
           Total assets ........................................................      $  489,164      $  357,855
                                                                                      ==========      ==========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
EQUITY
Accounts payable ...............................................................      $    9,168      $   13,988
Deferred revenue ...............................................................          12,580          10,750
Accrued liabilities ............................................................          29,615          22,229
Current portion of long-term debt ..............................................             400             530
                                                                                      ----------      ----------
           Total current liabilities ...........................................          51,763          47,497

Long-term debt .................................................................             558           1,308
                                                                                      ----------      ----------
           Total liabilities ...................................................          52,321          48,805
                                                                                      ----------      ----------

Mandatorily redeemable preferred stock of subsidiary ...........................           7,000          48,955

Stockholders' equity
       Common Stock ............................................................             759             676
       Additional paid in capital ..............................................         618,264         392,432
       Accumulated deficit .....................................................        (185,150)       (135,973)
       Accumulated other comprehensive income ..................................           3,063          12,020
       Treasury stock at cost ..................................................            (888)           (888)
       Note receivable from stockholder ........................................              --            (900)
       Unearned compensation ...................................................          (6,205)         (7,272)
                                                                                      ----------      ----------
           Total stockholders' equity ..........................................         429,843         260,095
                                                                                      ----------      ----------
           Total liabilities, mandatorily redeemable preferred
               stock and stockholders' equity ..................................      $  489,164      $  357,855
                                                                                      ==========      ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     iXL ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------    --------------------------
                                                                           2000             1999          2000            1999
                                                                        ----------       ----------    ----------      ----------
Professional services revenue .......................................   $  119,168       $   45,706    $  221,455      $   78,234
Other revenue .......................................................           --              190            --             674
                                                                        ----------       ----------    ----------      ----------

       Net revenue ..................................................      119,168           45,896       221,455          78,908

Professional services expense, excluding stock-based compensation of $256 and $36 for the three months ended June 30, 2000
  and June 30, 1999 and $618 and $65 for the six months ended
  June 30, 2000 and June 30, 1999 ...................................       55,494           22,747       103,747          38,587

Sales and marketing expenses, excluding stock-based compensation of
  $27 and $258 for the three months ended June 30, 2000 and June 30,
  1999 and $2,357 and $675 for the six months ended June 30, 2000
  and June 30, 1999 .................................................       15,656           11,050        30,061          18,783

General and administrative expenses, excluding stock-based
  compensation of $473 and $347 for the three months ended June 30,
  2000 and June 30, 1999 and $831 and $1,375 for the six months
  ended June 30, 2000 and June 30, 1999 .............................       38,836           20,571        71,516          40,040
                                                                        ----------       ----------    ----------      ----------

Operating loss before stock compensation, depreciation and
   amortization .....................................................        9,182           (8,472)       16,131         (18,502)

Stock-based compensation and other ..................................          756              641         3,866           2,115
Depreciation ........................................................        4,945            2,931         9,141           5,215
Amortization ........................................................       11,208            4,333        22,039           8,684
                                                                        ----------       ----------    ----------      ----------

       Total operating expenses .....................................      126,895           62,273       240,370         113,424

       Loss from operations .........................................       (7,727)         (16,377)      (18,915)        (34,516)

Other expense, net ..................................................          (85)            (183)         (267)           (114)
Interest income .....................................................        1,719              517         3,396             733
Interest expense ....................................................         (219)            (357)         (690)           (693)
Loss on equity investment ...........................................      (21,639)              --       (32,101)            (65)
                                                                        ----------       ----------    ----------      ----------

       Loss before income taxes .....................................      (27,951)         (16,400)      (48,577)        (34,655)
Income tax expense ..................................................         (600)              --          (600)             --
                                                                        ----------       ----------    ----------      ----------

       Net loss .....................................................      (28,551)         (16,400)      (49,177)        (34,655)

Dividends and accretion on mandatorily
      redeemable preferred stock ....................................           --          (14,769)           --         (20,062)
                                                                        ----------       ----------    ----------      ----------
       Net loss available to common
         stockholders ...............................................   $  (28,551)      $  (31,169)   $  (49,177)     $  (54,717)
                                                                        ==========       ==========    ==========      ==========
Basic and diluted net loss per common
         share ......................................................   $    (0.38)      $    (1.09)   $    (0.67)     $    (2.44)
                                                                        ==========       ==========    ==========      ==========
Weighted average common shares
         outstanding ................................................       74,801           28,719        73,339          22,401


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     iXL ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                ------------------------------
                                                                                   2000                1999
                                                                                ----------          ----------
Cash flows from operating activities
Net loss .............................................................          $  (49,177)         $  (34,655)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation .......................................................               9,141               5,215
  Amortization .......................................................              22,039               8,684
  Provision for bad debts ............................................               8,839               1,321
  Non-cash investment and losses in equity affiliate and
     amortization ....................................................              32,101                  65
  Effect of stock options and warrants ...............................               3,956               3,716
  Changes in assets and liabilities, net of effects from purchase and deconsolidation of subsidiaries
     Accounts receivable .............................................             (30,101)            (13,468)
     Unbilled revenue ................................................              (8,120)            (10,920)
     Prepaid expenses and other assets ...............................              (6,178)                118
     Accounts payable and accrued liabilities ........................               6,744               8,751
     Deferred revenue ................................................                 651               4,898
                                                                                ----------          ----------
          Net cash used in operating activities ......................             (10,105)            (26,275)
                                                                                ----------          ----------

Cash flows from investing activities
  Purchases of property and equipment ................................             (37,752)            (14,535)
  Purchases of subsidiaries, net of cash acquired ....................              (2,640)                 --
  Deconsolidation of CFN to equity basis .............................             (15,221)                 --
  Purchases of marketable securities .................................             (42,394)                 --
  Proceeds from sale of marketable securities ........................              19,063                  --
  Proceeds from sale of fixed and intangible assets ..................                 147               1,892
                                                                                ----------          ----------
          Net cash used in investing activities ......................             (78,797)            (12,643)

Cash flows from financing activities
  Repayment of borrowings ............................................                (245)            (19,754)
  Proceeds from issuance of stock ....................................              24,783             125,110
  Proceeds from issuance of mandatorily redeemable preferred stock
    of subsidiary ....................................................               7,000              49,296
                                                                                ----------          ----------
          Net cash provided by financing activities ..................              31,538             154,652
                                                                                ----------          ----------
Effect of exchange rate changes on cash and cash equivalents .........                (710)               (204)
          Net (decrease) increase in cash and cash equivalents .......             (58,074)            115,530
Cash and cash equivalents at beginning of period .....................             120,812              19,259
                                                                                ----------          ----------
Cash and cash equivalents at end of period ...........................          $   62,738          $  134,789
                                                                                ==========          ==========
Supplemental disclosure of cash flow information
   Cash paid for interest ............................................          $      282          $      674

Non-cash investing and financing activities
   Acquisition of equipment through capital leases ...................          $       --          $      312
   Unrealized (loss) gain on marketable securities ...................          $   (8,247)         $    5,878

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     iXL ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         iXL Enterprises, Inc. ("the Company") is a worldwide consulting firm that helps companies utilize the power of emerging technologies and advanced business strategy to build stronger, more profitable relationships with their customers and business partners. iXL has 23 offices in the United States, Europe, Latin America and Asia. The Company helps businesses identify how the Internet can be used to their competitive advantage and provides expertise in creative design and systems engineering to design, develop and deploy advanced Internet applications and solutions. In addition to its consulting services, the Company is the largest shareholder of Consumer Financial Network, Inc. ("CFN"), an e-commerce and software application company, marketing financial services and employee benefits over corporate intranets and the Internet, as well as through a telesales center.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of iXL's financial condition as of June 30, 2000, the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the three and six month periods ended June 30, 2000 and 1999. Certain items have been reclassed to conform to the current year presentation. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

         During the second quarter of 2000 the Company's voting interest in CFN was reduced to less than 50% as the result of the issuance of common stock and mandatorily redeemable convertible preferred stock. Accordingly, in the second quarter of 2000, the Company deconsolidated CFN. The Company has presented its results of operations and financial condition as if the deconsolidation occurred on January 1, 2000.

3.       DECONSOLIDATION OF CONSUMER FINANCIAL NETWORK, INC.

         In the first quarter of 2000, the Company's subsidiary CFN sold 32,896,000 shares of its mandatorily redeemable Series C Convertible Preferred Stock for net proceeds of approximately $127,084,000. During the second quarter of 2000, CFN completed three acquisitions for cash and shares of common stock of approximately $111,000,000.

         In the second quarter of 2000, CFN sold 25,000,000 shares of mandatorily redeemable Series D Convertible Preferred Stock to Gateway, Inc. ("Gateway") for net proceeds of approximately $148,000,000. Concurrent with the investment, CFN entered into a promotional agreement with Gateway and also purchased Gateway's minority ownership interest in iBelong, Inc. In total, the amount paid for the promotional agreement with Gateway and the ownership interest in iBelong was $70,000,000.

         As a result of the above transactions, the Company's ownership of CFN was reduced to approximately 49% of the voting interest and 85% of CFN's outstanding common stock. Therefore, CFN is no longer a consolidated subsidiary and the Company will account for its ownership using the equity method of accounting. The above transactions resulted in the Company recording an increase in its stockholders' equity of approximately $62,800,000 in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 51. During the second quarter of 2000, CFN recorded approximately $1,700,000 of stock compensation expense for the acceleration of the Company's stock options. At June 30, 2000, the Company's remaining equity investment in CFN is $7,820,000. The Company will continue to record 85% of CFN's operating results until there is no remaining basis. Revenue and loss from operations for CFN for the six months ended June 30, 1999 were $859,000 and $11,679,000 respectively.

4.       LONG-TERM DEBT

         On January 7, 2000, the Company entered into a senior secured revolving syndicated credit facility (the "Credit Facility") with several banks providing for borrowings of up to $50,000,000. The Credit Facility expires December 31, 2002. The Credit Facility bears interest payable at least quarterly at a rate of either 2.75% plus an adjusted LIBOR rate or 1.75% plus the greater of Chase Manhattan Bank's prime rate or .5% plus the federal funds rate. The Credit Facility is secured by liens on substantially all of the assets of the Company's domestic operating subsidiaries other than iXL Ventures, Inc., CFN and CFN's subsidiaries. These obligations are also secured by all of the stock of iXL's domestic operating subsidiaries other than CFN's subsidiaries, and 65% of the stock of iXL's foreign subsidiaries, including the pledge of the capital stock of the same subsidiary companies. The Credit Facility provides for borrowings based upon a borrowing base formula. A commitment fee is charged on the unused portion of the Credit Facility.

         At June 30, 2000, the Company had no borrowings outstanding under the Credit Facility and had utilized approximately $22,600,000 of the Credit Facility for Letters of Credits issued primarily as security for office leases. At June 30, 2000 approximately $27,400,000 of the Credit Facility was available.

5.       ACQUISITION

         In the first quarter of 2000, the Company acquired Tessera Enterprise Systems, Inc. in exchange for $3,700,000 and 3,588,655 shares of the Company's common stock. Pro forma information is as follows:

                                                              FOR THE SIX MONTHS ENDED
                                                                    JUNE 30, 1999
                                                              ------------------------
                                                          (in thousands, except per share)

Revenue                                                               $ 90,386

Net loss available to common stockholders                             $(67,332)

Basic and diluted net loss per common share                           $  (2.59)

         During the second quarter, the Company acquired Redwing Consulting Limited. The acquisition was deemed to be immaterial to the Company's operating results.

6.       SEGMENT REPORTING

         In 1999, the Company operated in two business segments: strategic Internet services, which includes Internet strategy consulting, Internet-based business solutions and solution sets; and CFN, an e-commerce platform for marketing financial services and employee benefits. In the second quarter of 2000, the Company deconsolidated CFN as discussed in Note 3. Therefore, the CFN segment has been eliminated in 2000.

         Information concerning the operations in these reportable segments is as follows:

                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                   ----------        ---------        -------------------------
                                                      2000             1999             2000             1999
                                                   ----------        ---------        ---------        --------
                                                                            (in thousands)

Revenues:
     Strategic Internet Services                    $ 119,168        $  45,706        $ 221,455        $ 78,234
     CFN                                                   --              375               --             859
     Eliminations                                          --             (185)              --            (185)
                                                    ---------        ---------        ---------        --------
                                                    $ 119,168        $  45,896        $ 221,455        $ 78,908
                                                    =========        =========        =========        ========

Loss from operations:
     Strategic Internet Services                    $  (7,727)       $  (9,077)       $ (18,915)       $(22,837)
     CFN                                                   --           (7,300)              --         (11,679)
                                                    ---------        ---------        ---------        --------
                                                    $  (7,727)       $ (16,377)       $ (18,915)       $(34,516)
                                                    =========        =========        =========        ========

Depreciation and amortization:
     Strategic Internet Services                    $  16,153        $   6,923        $  31,180        $ 13,269
     CFN                                                   --              341               --             630
                                                    ---------        ---------        ---------        --------
                                                    $  16,153        $   7,264        $  31,180        $ 13,899
                                                    =========        =========        =========        ========

                                                                                               AS OF
                                                                                 ------------------------------------
                                                                                 JUNE 30, 2000      DECEMBER 31, 1999
                                                                                 -------------      -----------------
                                                                                            (in thousands)
Identifiable assets:
     Strategic Internet Services                                                  $  489,164            $  323,487
     CFN                                                                                  --                34,368
                                                                                  ----------            ----------
                                                                                  $  489,164            $  357,855
                                                                                  ==========            ==========

7.       COMPREHENSIVE LOSS

         The components of comprehensive loss are as follows:

                                                     THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------         ---------------------------
                                                       2000              1999              2000              1999
                                                     ---------         ---------         ---------         ---------
                                                                             (in thousands)

Net loss                                             $ (28,551)        $ (16,400)        $ (49,177)        $ (34,655)
Foreign currency translation adjustment                   (273)              (87)             (710)             (204)
Unrealized (loss) gain on marketable                    (1,522)            5,878            (8,247)            5,878
 securities
                                                     ---------         ---------         ---------         ---------
           Comprehensive loss                        $ (30,346)        $ (10,609)        $ (58,134)        $ (28,981)
                                                     =========         =========         =========         =========

8.       NEW ACCOUNTING PRONOUNCEMENTS

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC staff issued SAB 101B to provide registrants additional time to implement guidance contained in SAB 101. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the implications of SAB 101 and to date nothing has been identified that would significantly change the Company's historical practices with respect to the events that trigger revenue recognition and the measurement of revenue.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying Opinion 25. Among other issues, this Interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000, except for the provisions regarding modifications to fixed stock option awards which reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock option awards to add reload features apply to modifications made after January 12, 2000. Management does not expect the provisions of Fin No. 44 to have a material impact on the Company's financial statements.

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

Overview

         iXL is a worldwide consulting firm that helps companies utilize the power of emerging technologies and advanced business strategy to build stronger, more profitable relationships with their customers and business partners. iXL has 23 offices in the United States, Europe, Latin America and Asia.

         iXL was founded in March 1996, and since that time iXL has acquired a total of 35 consulting companies and 5 e-commerce and software application companies. All of these acquisitions have been accounted for using the purchase method. Therefore, the historical financial data include the results of operations of companies acquired from their respective acquisition dates. iXL has incurred substantial losses since its inception and anticipates continuing to incur substantial losses for the foreseeable future. As of June 30, 2000, iXL had an accumulated deficit of approximately $185.2 million. Although iXL has experienced revenue growth, this growth may not be sustainable or indicative of future results of operations.

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

         Professional services expenses consist primarily of compensation and benefits for our employees engaged in the delivery of professional services. Professional services margins reflect net revenues less professional services expenses which are incurred regardless of whether or not the employee's time is billed to a client. We expect that our professional services expenses will increase over time as a result of an anticipated increase in our number of employees and to a lesser extent, an increase in salaries. Our professional services margins are affected by trends in the percentage of professional services employees' time that is billed to clients, and will vary in the future. Any significant decline in fees billed to clients or the loss of a significant client would materially adversely affect our professional services margins. Early terminations of client engagements result in unbillable time, which adversely affects professional services margins.

         iXL's future success will depend in large part upon its ability to attract, train and retain additional highly skilled executive-level management and creative, technical, consulting and sales personnel. Competition for such personnel is intense, and iXL is unsure that it will be successful in attracting, training, and retaining such personnel. iXL's ability to hire and retain personnel will have a significant impact on its profitability.

         During the second quarter of 2000 the Company's voting interest in CFN was reduced to less than 50% as the result of the issuance of common stock and mandatorily redeemable convertible preferred stock. During the second quarter of 2000, the Company deconsolidated CFN. The Company has presented its results of operations and financial condition as if the deconsolidation occurred on January 1, 2000. This change did not have a material effect on our consolidated revenue and has resulted in a decrease in our consolidated operating expenses.

         During the six months ended June 30, 2000, iXL incurred non-cash stock compensation expense related to its option grants totaling $3.9 million as compared to $2.1 million for the six months ended June 30, 1999. iXL expects to recognize approximately $4.9 million in 2000, $2.2 million in 2001, $1.9 million in 2002 and $1.0 million in 2003 in stock compensation expense relating to the grant of options in 1998, 1999, and 2000.

Acquisitions

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

Comparison of Three Months Ended June 30, 2000 and June 30, 1999

         Net revenue. Net revenue increased $73.3 million, or 160%, to $119.2 million for the quarter ended June 30, 2000 from $45.9 million for the quarter ended June 30, 1999. The increase was attributable to an aggressive hiring initiative which expanded our billable headcount. The growth was also due to an increase in the number and size of client engagements and the development and growth of our specialized strategy consulting groups. Specifically, averaged annualized revenue from the Company's top ten clients increased from $7.1 million during the quarter ended June 30, 1999 to $14.1 million during the quarter ended June 30, 2000.

         Professional services expense. Professional services expense increased $32.8 million, or 144%, to $55.5 million for the quarter ended June 30, 2000 from $22.7 million for the quarter ended June 30, 1999. As a percentage of professional services revenues, professional services expense decreased from 49% for the quarter ended June 30, 1999, to 47% for the quarter ended June 30, 2000. The dollar increase was primarily attributable to an increase in billable headcount. The decrease as a percentage of revenues was primarily attributable to increases in billing rates and improvements in revenue per billable employee.

         Sales and marketing expenses. Sales and marketing expenses increased $4.6 million, or 41%, to $15.7 million for the quarter ended June 30, 2000 from $11.1 million for the quarter ended June 30, 1999. The increase was primarily attributable to increased advertising, promotional material, and public relations expenditures. As a percentage of net revenue, sales and marketing expenses decreased from 24% for the quarter ended June 30, 1999 to 13% for the quarter ended June 30, 2000. Of this decrease, 55% relates to the deconsolidation of CFN.

         General and administrative expenses. General and administrative expenses increased $18.2 million, or 88%, to $38.8 million for the quarter ended June 30, 2000 from $20.6 million for the quarter ended June 30, 1999. The increase was primarily attributable to the increase in recruiting, knowledge management, information technology, finance and administrative personnel and costs of leasing additional office space. As a percentage of net revenue, general and administrative expenses decreased from 45% for the quarter ended June 30, 1999 to 33% for the quarter ended June 30, 2000. Of this decrease, 83% relates to the deconsolidation of CFN.

         Stock-based compensation and other. In accordance with APB 25, the Company has recorded stock compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are expensing this amount over the vesting periods of the applicable options resulting in expense of $0.8 million and $0.6 million in the three months ended June 30, 2000 and 1999, respectively.

         Depreciation. Depreciation expense increased $2.0 million to $4.9 million for the quarter ended June 30, 2000 from $2.9 million for the quarter ended June 30, 1999. The increase is primarily related to the investments in physical infrastructure to support continued growth of the company.

         Amortization. Amortization expense increased $6.9 million to $11.2 million for the quarter ended June 30, 2000, from $4.3 million for the quarter ended June 30, 1999. The increase was primarily a result of the amortization of goodwill and assembled workforce recorded in connection with the two acquisitions that took place during 2000.

         Loss on equity investment. The company incurred a $21.6 million loss on equity investment in the three months ended June 30, 2000. This loss is primarily related to the Company's percentage share of the results of CFN's operations, including a $1.7 million stock compensation expense recorded by CFN for the acceleration of the Company stock options.

         Income taxes. The provision for income taxes for the three months ended June 30, 2000 is comprised of taxes on foreign and state income. The income tax provisions for each period differs from the federal statutory rate primarily as a result of a valuation allowance established for the U.S. federal net operating losses not utilized in the current period.

         In June 1999, the Company's ownership in CFN decreased to less than 80%. As a result, CFN is no longer included in the Company's consolidated group for tax purposes and the net operating loss carry forward applicable to CFN can not be used by the Company.

Comparison of Six Months Ended June 30, 2000 and June 30, 1999

         Net revenue. Net revenue increased $142.6 million, or 181%, to $221.5 million for the six months ended June 30, 2000 from $78.9 million for the six months ended June 30, 1999. The increase was attributable to an aggressive hiring initiative, which expanded our billable headcount. The growth was also due to an increase in the number and size of client engagements and the development and growth of our specialized strategy consulting groups. Specifically, averaged annualized revenue from the Company's top ten clients increased from $5.1 million during the six months ended June 30, 1999 to $12.4 million during the six months ended June 30, 2000.

         Professional services expense. Professional services expense increased $65.1 million, or 169%, to $103.7 million for the six months ended June 30, 2000 from $38.6 million for the six months ended June 30, 1999. As a percentage of professional services revenues, professional services expense decreased from 49% for the six months ended June 30, 1999, to 47% for the six months ended June 30, 2000. The dollar increase was primarily attributable to an increase in billable headcount. The decrease as a percentage of revenues was primarily attributable to increases in billing rates and improvements in revenue per billable employee.

         Sales and marketing expenses. Sales and marketing expenses increased $11.2 million, or 60%, to $30.0 million for the six months ended June 30, 2000 from $18.8 million for the six months ended June 30, 1999. The increase was primarily attributable to increased advertising, promotional material, and public relations expenditures. As a percentage of net revenue, sales and marketing expenses decreased from 24% for the six months ended June 30, 1999 to 14% for the six months ended June 30, 2000. Of this decrease, 50% relates to the deconsolidation of CFN.

         General and administrative expenses. General and administrative expenses increased $31.5 million, or 79%, to $71.5 million for the six months ended June 30, 2000 from $40.0 million for the six months ended June 30, 1999. The increase was primarily attributable to the increase in recruiting, knowledge management, information technology, finance and administrative personnel and costs of leasing additional office space. As a percentage of net revenue, general and administrative expenses decreased from 51% for the six months ended June 30, 1999 to 32% for the six months ended June 30, 2000.
Of this decrease, 47% relates to the deconsolidation of CFN.

         Stock-based compensation and other. In accordance with APB 25, the Company has recorded stock compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are expensing this amount over the vesting periods of the applicable options resulting in expense of $3.9 million and $2.1 million in the six months ended June 30, 2000 and 1999, respectively.

         Depreciation. Depreciation expense increased $3.9 million to $9.1 million for the six months ended June 30, 2000 from $5.2 million for the six months ended June 30, 1999. The increase is primarily related to the investments in physical infrastructure to support continued growth of the company.

         Amortization. Amortization expense increased $13.3 million to $22.0 million for the six months ended June 30, 2000, from $8.7 million for the six months ended June 30, 1999. The increase was primarily a result of the amortization of goodwill and assembled workforce recorded in connection with the two acquisitions that took place during 2000.

         Loss on equity investment. The company incurred a $32.1 million loss on equity investment in the six months ended June 30, 2000. This loss is primarily related to the Company's percentage share of the results of CFN's operations, including a $1.7 million stock compensation expense recorded by CFN for the acceleration of the Company stock options.

         Income taxes. The provision for income taxes for the six months ended June 30, 2000 is comprised of taxes on foreign and state income. The income tax provisions for each period differs from the federal statutory rate primarily as a result of a valuation allowance established for the U.S. federal net operating losses not utilized in the current period.

         In June 1999, the Company's ownership in CFN decreased to less than 80%. As a result, CFN is no longer included in the Company's consolidated group for tax purposes and the net operating loss carry forward applicable to CFN can not be used by the Company.

Liquidity and Capital Resources

         On January 7, 2000, iXL terminated its existing July 29, 1998 credit agreement and entered into a senior secured revolving syndicated Credit Facility with several banks providing for borrowings of up to $50 million. As of June 30, 2000, no borrowings were outstanding under the Credit Facility. iXL's obligations under the Credit Facility are secured by substantially all of the assets of iXL and its domestic operating subsidiaries other than iXL Ventures, Inc., CFN and CFN's subsidiaries. These obligations are also secured by all of the stock of iXL's domestic operating subsidiaries, other than CFN's subsidiaries, and 65% of the stock of iXL's foreign subsidiaries. Borrowings under the Credit Facility mature December 31, 2002 and accrue interest either
(a) at a rate of 1.75% plus the greater of Chase Manhattan Bank's prime rate or 0.5% plus the weighted average of the rates on overnight Federal funds transactions, or (b) at a rate of 2.75% plus an adjusted LIBOR rate. The Credit Facility provides for borrowings based upon a borrowing base formula. A commitment fee is charged on the unused portion of the Credit Facility.

         At June 30, 2000, the Company had no borrowings outstanding under the Credit Facility and had utilized approximately $22,600,000 of the Credit Facility for Letters of Credits issued primarily as security for office leases. At June 30, 2000, approximately $27,400,000 of the Credit Facility was available.

         At June 30, 2000, iXL had approximately $62.7 million in cash and cash equivalents. For the six month period ended June 30, 2000, iXL used approximately $10.1 million and $37.8 million to fund operating activities and capital expenditures, respectively.

         In addition, at June 30, 2000, iXL had outstanding commitments for purchases of property and equipment of approximately $23.1 million, primarily related to the expansion and improvement of its Atlanta and San Diego offices. The remainder of iXL's significant commitments consists of obligations outstanding under operating leases.

         iXL believes its available cash resources and credit facilities will be sufficient to meet its anticipated working capital and capital expenditures requirements for a least the next twelve months. However, iXL may need to raise significant additional funds sooner in order to support its growth, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities.

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC staff issued SAB 101B to provide registrants additional time to implement guidance contained in SAB 101. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the implications of SAB 101 and to date nothing has been identified that would significantly change the Company's historical practices with respect to the events that trigger revenue recognition and the measurement of revenue.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying Opinion 25. Among other issues, this Interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000, except for the provisions regarding modifications to fixed stock option awards which reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock option awards to add reload features apply to modifications made after January 12, 2000. Management does not expect the provisions of Fin No. 44 to have a material impact on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from January 1, 2000 through June 30, 2000, iXL issued and sold 75,000 shares of common stock upon exercise of options granted under the 1998 Non-Employee Stock Option Plan for an aggregate consideration of $1,125,000 in cash. On June 28, 2000 iXL issued 206,959 shares of restricted common stock upon the cash free exercise of warrants. These issuances of stock were made in reliance on Section 4(2) of the Securities Act and Rule 701 promulgated under the Securities Act.

         In January 2000, the Company acquired Tessera Enterprise Systems, Inc. in exchange for $3,700,000 and 3,588,655 shares of the Company's common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The company held its Annual Meeting of Stockholders on May 30, 2000. Of the 74,268,596 shares of common stock outstanding and entitled to vote at this meeting, 52,583,097 were represented at the meeting, in person or by proxy. The following matters were voted upon.

         1. The election of a Board of Directors consisting of ten persons named as nominees for Director in the Proxy Statement of the Company, to serve as Directors of the Company, each to serve until the next Annual Meeting of Stockholders or until their successor shall have been elected. The result of the vote for each individual Director was:

                                                                                 FOR                WITHHELD
                                                                              ----------            --------
Jeffrey Arnold ..................................................             52,285,845             297,252
Frank Bynum .....................................................             52,521,965              61,132
Jerome Colonna ..................................................             52,512,944              70,153
U. Bertram Ellis ................................................             52,088,994             494,103
William Nussey ..................................................             52,088,894             494,203
Thomas Rosencrants ..............................................             52,527,044              56,053
Niraj Shah ......................................................             51,613,698             969,399
Thomas Wall .....................................................             52,509,944              73,153
Jeffrey Walker ..................................................             52,524,394              58,703
Gary Wendt ......................................................             52,511,365              71,732

         Accordingly, all ten nominees were duly elected Directors of the Company.

         2. The approval to the Amendment of iXL's 1999B Stock Option Plan. The result of the vote was 34,395,702 shares in favor, 7,232,363 shares opposed and 15,136 shares abstained. Accordingly, the Amendment was approved.

         3. The approval of the 2000 employee stock purchase plan. The result of the vote was 41,568,046 shares in favor, 61,219 shares opposed and 13,936 shares abstained. Accordingly, the Plan was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial data schedule (for SEC use only)

(b)      Reports on Form 8-K filed during the quarter ended June 30, 2000:

DATE OF REPORT                                        DATE FILED             ITEMS INCLUDED
--------------                                       ------------            ---------------
May 19, 2000                                         June 5, 2000                  5

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             iXL Enterprises, Inc.

                             By: /s/ MARK STEELE
                                --------------------------------------------
                                Mark Steele
                                Senior Vice President

Date:  August 11, 2000