Form 10-Q
period 2000-09-30
IXL ENTERPRISES INC
filed 2000-11-14
CIK 1018705

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

                              Commission File No. 000-26167

                             iXL ENTERPRISES, INC.
                             ---------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                                                  58-2234342
--------------------------------                                         -----------------------------------
 (State or other jurisdiction                                             (IRS Employer Identification No.)
     of incorporation)

1600 Peachtree Street, NW, Atlanta, Georgia                                          30309
-------------------------------------------                                          -----
(Address of principal executive offices)                                           (Zip Code)

                                 (404) 279-1000
                                 --------------
              (Registrant's telephone number, including area code)

                 1888 Emery Street, NW, Atlanta, Georgia 30318
                 ---------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

                                   ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes. [ ] No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                                                                          Outstanding at November 10, 2000
----------------------------                                                                 --------------------------------
Common Stock, $.01 par value                                                                            75,939,030

                             iXL ENTERPRISES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                        QUARTER ENDED SEPTEMBER 30, 2000


                                  PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets at September 30, 2000
                     and December 31, 1999.......................................................   3

                  Condensed Consolidated Statements of Operations for the
                     Three and Nine Months Ended September 30, 2000 and 1999.....................   4

                  Condensed Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 2000 and 1999...............................   5

                  Notes to Condensed Consolidated Financial Statements...........................   6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results Of Operations...................................................   9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................  15


                                    PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..................................................................  16

     Item 6.  Exhibits and Reports on Form 8-K...................................................  16

     Signature...................................................................................  17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                              September 30, 2000     December 31, 1999
                                                                              ------------------     -----------------
                                                                                 (unaudited)
                                  ASSETS

Cash and cash equivalents .................................................       $  14,714             $ 120,812
Marketable securities .....................................................          43,119                34,895
Accounts receivable, net of allowance for doubtful accounts of $13,677
  and $4,021 at September 30, 2000 and December 31, 1999, respectively.....          84,992                62,836
Unbilled revenue ..........................................................          24,736                21,794
Prepaid expenses and other current assets .................................           9,059                 6,610
                                                                                  ---------             ---------

         Total current assets .............................................         176,620               246,947

Property and equipment, net ...............................................          85,533                52,273
Intangible assets, net ....................................................         150,324                55,851
Other non-current assets ..................................................           6,167                 2,784
                                                                                  ---------             ---------

         Total assets .....................................................       $ 418,644             $ 357,855
                                                                                  =========             =========

                 LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
                         STOCK AND STOCKHOLDERS' EQUITY

Accounts payable ..........................................................       $   8,922             $  13,988
Deferred revenue ..........................................................          15,648                10,750
Accrued liabilities .......................................................          36,833                22,229
Restructuring accrual .....................................................           5,640                    --
Current portion of long-term debt .........................................             358                   530
                                                                                  ---------             ---------

         Total current liabilities ........................................          67,401                47,497

Long-term debt ............................................................             475                 1,308
                                                                                  ---------             ---------

         Total liabilities ................................................          67,876                48,805
                                                                                  ---------             ---------

Mandatorily redeemable preferred stock of subsidiary ......................           7,000                48,955

Stockholders' equity
     Common stock .........................................................             763                   676
     Additional paid in capital ...........................................         617,818               392,432
     Accumulated deficit ..................................................        (273,223)             (135,973)
     Accumulated other comprehensive income ...............................           2,951                12,020
     Treasury stock at cost ...............................................            (888)                 (888)
     Note receivable from stockholder .....................................              --                  (900)
     Unearned compensation ................................................          (3,653)               (7,272)
                                                                                  ---------             ---------

         Stockholders' equity .............................................         343,768               260,095
                                                                                  ---------             ---------

         Total liabilities, mandatorily redeemable preferred stock and
         stockholders' equity .............................................       $ 418,644             $ 357,855
                                                                                  =========             =========


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                               Three Months Ended           Nine Months Ended
                                                                                  September 30,               September 30,
                                                                              ----------------------     -----------------------
                                                                                2000          1999         2000           1999
                                                                              ---------     --------     ---------     ---------

Professional services revenue ..............................................  $  87,838     $ 63,389     $ 309,293     $ 141,438
Other revenue ..............................................................         --          342            --         1,201
                                                                              ---------     --------     ---------     ---------
         Net revenue .......................................................     87,838       63,731       309,293       142,639
                                                                              ---------     --------     ---------     ---------

Professional services expenses, excluding stock-based compensation of
     $127 and $428 for the three months ended September 30, 2000 and September 30, 1999, respectively, and $761 and $543 for the nine
     months ended September 30, 2000 and September 30, 1999, respectively...     62,541       32,512       166,288        72,527

Sales and marketing expenses, excluding stock-based compensation of $0 and $691 for the three months ended September 30, 2000 and
     September 30, 1999, respectively, and $2,401 and $1,366 for the nine months ended  September 30, 2000 and September 30, 1999,
     respectively ..........................................................     12,068       11,019        33,290        28,481
General and administrative expenses, excluding stock-based compensation of
     $7 and $167 for the three months ended September 30, 2000 and
     September 30, 1999, respectively, and $838 and $1,492 for the nine months ended September 30, 2000 and September 30, 1999,
     respectively ..........................................................     58,179       24,981       138,534        64,914
                                                                              ---------     --------     ---------     ---------
         Operating loss before non-cash expenses and restructuring charge ..    (44,950)      (4,781)      (28,819)      (23,283)
                                                                              ---------     --------     ---------     ---------

Stock-based compensation and other .........................................        134        1,286         4,000         3,401
Depreciation ...............................................................      5,790        3,284        14,931         8,499
Amortization ...............................................................     11,206        4,329        33,245        13,013
Restructuring charge (Note 3)...............................................     16,222           --        16,222            --
                                                                              ---------     --------     ---------     ---------
         Total operating expenses ..........................................    166,140       77,411       406,510       190,835
                                                                              ---------     --------     ---------     ---------

         Loss from operations ..............................................    (78,302)     (13,680)      (97,217)      (48,196)

Other expenses, net ........................................................     (2,290)         (69)       (2,557)         (183)
Interest income ............................................................      1,360        1,447         4,756         2,180
Interest expense ...........................................................       (364)        (136)       (1,054)         (829)
Loss on equity investment (Note 2 and Note 4)...............................     (8,476)          --       (40,577)          (65)
                                                                              ---------     --------     ---------     ---------

         Loss before income taxes ..........................................    (88,072)     (12,438)     (136,649)      (47,093)
Income tax expense .........................................................         --           --          (600)           --
                                                                              ---------     --------     ---------     ---------

         Net loss ..........................................................    (88,072)     (12,438)     (137,249)      (47,093)

Dividends and accretion on mandatorily redeemable preferred stock ..........         --         (452)           --       (20,514)
                                                                              ---------     --------     ---------     ---------

Net loss available to common stockholders ..................................  $ (88,072)    $(12,890)    $(137,249)    $ (67,607)
                                                                              =========     ========     =========     =========

Net loss per common share ..................................................  $   (1.16)    $  (0.20)    $   (1.85)    $   (1.85)
                                                                              =========     ========     =========     =========

Weighted average common shares outstanding .................................     75,701       64,539        74,126        36,447
                                                                              =========     ========     =========     =========


              The accompanying notes are an integral part of these
                condensed consolidated statements of operations.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       -----------------------------
                                                                                         2000                 1999
                                                                                       ---------           ---------
                 Cash flows from operating activities:
                 Net loss ..........................................................   $(137,249)          $ (47,093)
                 Adjustments to reconcile net loss to net cash used in
                 operating activities:
                   Depreciation.....................................................      14,931               8,499
                   Amortization ....................................................      33,245              13,013
                   Provision for bad debts .........................................      22,737               2,571
                   Loss on disposals of property and equipment .....................       1,477                  --
                   Write-off of leasehold improvements and property and
                       equipment ...................................................      10,701                  --
                   Non-cash investment and losses in equity affiliate and
                       amortization ................................................      40,577                  65
                   Stock compensation and warrants .................................       4,090               8,292
                   Changes in assets and liabilities, net of effects from
                       purchase and deconsolidation of subsidiaries:
                      Accounts receivable...........................................     (37,147)            (34,856)
                      Unbilled revenue .............................................      (1,750)            (16,055)
                      Prepaid expenses and other assets ............................      (7,526)             (5,579)
                      Accounts payable and accrued liabilities .....................      19,356              14,527
                      Deferred revenue .............................................       3,719               3,660
                                                                                       ---------           ---------
                           Net cash used in operating activities ...................     (32,839)            (52,956)
                                                                                       ---------           ---------

                 Cash flows from investing activities:
                   Purchases of property and equipment .............................     (68,901)            (25,733)
                   Purchases of subsidiaries, net of cash acquired .................      (2,640)                 --
                   Deconsolidation of ProAct to equity basis .......................     (15,221)                 --
                   Purchases of marketable securities ..............................     (61,414)            (17,704)
                   Proceeds from sales and maturities of marketable
                      securities ...................................................      42,457                  --
                   Proceeds from disposals of fixed and intangible assets ..........         453               1,892
                                                                                       ---------           ---------
                           Net cash used in investing activities ...................    (105,266)            (41,545)
                                                                                       ---------           ---------

                 Cash flows from financing activities:
                   Repayment of borrowings .........................................        (370)            (19,946)
                   Proceeds from issuance of common stock ..........................      26,757             125,312
                   Proceeds from issuance of mandatorily redeemable preferred
                      stock of subsidiary ..........................................       7,000              49,261
                                                                                       ---------           ---------
                           Net cash provided by financing activities ...............      33,387             154,627
                                                                                       ---------           ---------

                 Effect of exchange rate changes on cash and cash equivalents.......      (1,380)                (65)
                           Net (decrease) increase in cash and cash
                             equivalents ...........................................    (106,098)             60,061
                 Cash and cash equivalents at beginning of period ..................     120,812              19,259
                                                                                       ---------           ---------
                 Cash and cash equivalents at end of period ........................   $  14,714           $  79,320
                                                                                       =========           =========

                 Supplemental disclosure of cash flow information:
                       Cash paid for interest ......................................   $     282           $     871

                       Non-cash investing and financing activities:
                           Acquisition of equipment through capital leases .........   $      --           $     407
                           Liabilities/debt obtained from acquisition ..............   $     163           $      --
                           Stock issued as part of acquisition .....................   $ 126,693           $      --
                           Unrealized (loss) gain on marketable securities .........   $  (7,688)          $   7,137


              The accompanying notes are an integral part of these
                condensed consolidated statements of cash flows.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BACKGROUND

         iXL Enterprises, Inc. ("the Company" or "iXL") is a worldwide consulting firm that helps companies utilize the power of emerging technologies and advanced business strategies to build stronger, more profitable relationships with their customers and business partners. iXL has 23 offices in the United States, Europe, Latin America and Asia. The Company helps businesses identify how the Internet can be used to their competitive advantage and provides expertise in creative design and systems engineering to design, develop and deploy advanced Internet applications and solutions. In addition to its consulting services, the Company has an investment in ProAct Technologies Corp., formerly known as Consumer Financial Network, Inc. ("ProAct"), an e-commerce and software application company which markets financial services and employee benefits over corporate intranets and the Internet, as well as through a telesales center.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of iXL's financial condition as of September 30, 2000, the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

         During the second quarter of 2000, the Company's voting interest in ProAct was reduced to less than 50% as the result of ProAct's issuance of additional common stock and mandatorily redeemable convertible preferred stock. Accordingly, in the second quarter of 2000, the Company deconsolidated ProAct. The Company has presented its results of operations and financial condition as if the deconsolidation occurred on January 1, 2000. For additional information about the Company's interest in ProAct, see Note 4 below.

3.       RESTRUCTURING CHARGE

         In September 2000, the Company announced a restructuring of its business operations. The restructuring plan was designed to reduce costs and improve efficiency, and as a result, the Company reduced its workforce by approximately 350 employees. The Company recorded a restructuring charge of $16.2 million during the three months ended September 30, 2000 in connection with its restructuring plan. The restructuring charge included:

         - Approximately $13.3 million for rent and sublease expenses net of anticipated sublease income for office leases and leasehold improvements that were abandoned due to the reduction in work force. Approximately $8.8 million relates to the write down of assets. The remaining $4.5 million relates to future lease expense for which the Company will receive no benefit.

         - Approximately $2.9 million for severance costs in connection with the termination of certain employees.

         The Company expects future cash expenditures related to these restructuring activities to be approximately $5.6 million, of which $3.8 million is anticipated to be paid within the next twelve months. Approximately $4.5 million of the $5.6 million restructuring accrual as of September 30, 2000, relates to future lease expense for which the Company will receive no benefit, and approximately $1.1 million relates to severance payments.

4.       DECONSOLIDATION OF PROACT (FORMERLY CONSUMER FINANCIAL NETWORK, INC.)

         On March 22, 2000, ProAct sold 32,896,000 shares of its mandatorily redeemable Series C Convertible Preferred Stock for net proceeds of approximately $127,084,000. During the second quarter of 2000, ProAct completed three acquisitions for cash and shares of its common stock totaling approximately $111,000,000.

         On June 30, 2000, ProAct sold 25,000,000 shares of mandatorily redeemable Series D Convertible Preferred Stock to Gateway Companies, Inc. ("Gateway") for net proceeds of approximately $148,000,000. Concurrently, ProAct entered into a promotional agreement with Gateway and also purchased Gateway's minority ownership interest in iBelong, Inc. The total amount paid for the promotional agreement with Gateway and the ownership interest in iBelong was $70,000,000.

         As a result of the above transactions, the Company's ownership of ProAct was reduced to approximately 49% of the voting interest and 85% of ProAct's outstanding common stock. Accordingly, the Company's condensed consolidated financial statements for the three months and nine months ended September 30, 2000 no longer include the consolidated financial statements of ProAct as a consolidated subsidiary, and the Company instead has accounted for its ownership using the equity method of accounting. The above transactions resulted in the Company recording an increase in its stockholders' equity of approximately $62,800,000 in accordance with the SEC's Staff Accounting Bulletin
51. During the three months ended September 30, 2000, the Company's investment in ProAct was eliminated as a result of recording its pro rata share of ProAct's losses under the equity method of accounting. Revenue and loss from operations of ProAct for the nine months ended September 30, 1999 were $1,201,000 and $19,728,000 respectively.

5.       CREDIT AGREEMENT

         On January 7, 2000, the Company entered into a senior secured revolving syndicated credit facility ("Credit Facility") with several institutions providing for borrowings of up to $50,000,000. The Credit Facility expires on December 31, 2002. The Credit Facility bears interest payable at least quarterly at a rate of either 2.75% plus an adjusted LIBOR rate or 1.75% plus the greater of Chase Manhattan Bank's prime rate or .5% plus the federal funds rate. The Credit Facility is secured by liens on substantially all of the assets of the Company's domestic operating subsidiaries other than iXL Ventures, ProAct and ProAct's subsidiaries. These obligations are also secured by iXL's interest in the capital stock of its domestic operating subsidiaries, and 65% of the capital stock of iXL's foreign subsidiaries, including the pledge of the capital stock of the same subsidiary companies. The Credit Facility provides for borrowings based upon a borrowing base formula of qualified billed and unbilled accounts receivables. A commitment fee is charged on the unused portion of the Credit Facility.

         As of September 30, 2000, the Company was in violation of a certain financial covenant as defined in the Credit Facility. The Company has reached an agreement with two of its principal lenders and is seeking approval from the majority of its lenders to provide for an amendment to the Credit Facility. The amendment would waive the violation of the financial covenant and restrict the borrowing base available to qualified billed accounts receivable from domestic operations, less the aggregate principal of all loans outstanding and letter of credit exposure. iXL believes the Credit Facility amendment will further require the Company to maintain at least $30 million of liquidity, defined as cash and cash equivalents and borrowings pursuant to this agreement. There is no guarantee that the Company will obtain the required consent to effectuate this amendment curing the Company's current default. The Credit Facility is further discussed in "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in PART 1 of this report.

         At September 30, 2000, the Company had no borrowings outstanding under the Credit Facility and had utilized approximately $26,168,000 of the Credit Facility for letters of credit issued primarily as security for office leases.

6.       ACQUISITION

         On January 11, 2000, the Company acquired Tessera Enterprise Systems, Inc. ("Tessera") in exchange for $3,700,000 and 3,588,655 shares of the Company's common stock. The Company recorded an aggregate purchase price of approximately $132,846,000. The purchase price in excess of identifiable tangible and intangible assets acquired and liabilities assumed of approximately $116,535,000 was allocated to goodwill and is being amortized over an estimated useful life of five years. Approximately $6,136,000 of the aggregate purchase price was allocated to assembled workforce and is being amortized over an estimated useful life of three years. The following pro forma information presents the Company's results of operations for the nine months ended September 30, 1999 as if the acquisition of Tessera had taken place on January 1, 1999:

                                                         Nine Months Ended
                                                         September 30, 1999
                                               ------------------------------------
                                               (in thousands, except per share data)
 Net revenue..................................              $160,257

 Net loss available to common stockholders....              $(86,114)

 Net loss per common share....................              $  (2.15)


         These pro forma results of operations include adjustments to the historical operations of the combined companies and are presented for comparative purposes only. These pro forma results do not purport to be indicative of the results which actually would have resulted had the acquisition occurred on the date indicated or which may result in the future.

7.       SEGMENT REPORTING

         In 1999, the Company operated in two business segments: strategic Internet services, which includes Internet strategy consulting, Internet-based business solutions and solution sets; and ProAct, an e-commerce and software application company, which markets financial services and employee benefits over corporate intranets and the Internet, as well as through telesales. In the second quarter of 2000, the Company deconsolidated ProAct as further discussed in Note 4 of the condensed consolidated financial statements. Accordingly, ProAct has been eliminated from segment reporting in 2000.

         Information concerning the operations in these reportable segments is as follows:


                                         Three Months Ended September 30,            Nine Months Ended September 30,
                                         --------------------------------            -------------------------------
                                           2000                   1999                 2000                  1999
                                         --------               ---------            ---------             ---------
                                                                    (in thousands)
Revenue:
     Strategic Internet services......   $ 87,838              $  63,548             $ 309,293             $ 141,782
     ProAct ..........................         --                    342                    --                 1,201
     Eliminations ....................         --                   (159)                   --                  (344)
                                         --------              ---------             ---------             ---------
                                         $ 87,838              $  63,731             $ 309,293             $ 142,639
                                         ========              =========             =========             =========

Loss from operations:
     Strategic Internet services......   $(78,302)             $  (5,631)            $ (97,217)            $ (28,468)
     ProAct ..........................         --                 (8,049)                   --               (19,728)
                                         --------              ---------             ---------             ---------
                                         $(78,302)             $ (13,680)            $ (97,217)            $ (48,196)
                                         ========              =========             =========             =========

Depreciation and amortization:
     Strategic Internet services......   $ 16,996              $   7,080             $  48,176             $  20,349
     ProAct ..........................         --                    533                    --                 1,163
                                         --------              ---------             ---------             ---------
                                         $ 16,996              $   7,613             $  48,176             $  21,512
                                         ========              =========             =========             =========


                                                      As of
                                   -----------------------------------------
                                   September 30, 2000      December 31, 1999
                                   ------------------      -----------------
                                                 (in thousands)
Identifiable assets:
     Strategic Internet Services...   $  418,644               $ 323,487
     ProAct........................           --                  34,368
                                      ----------               ---------
                                      $  418,644               $ 357,855
                                      ==========               =========

8.       COMPREHENSIVE LOSS

         The components of comprehensive loss are as follows:


                                                Three Months Ended September 30,             Nine Months Ended September 30,
                                                --------------------------------             -------------------------------
                                                  2000                   1999                    2000                 1999
                                                --------               --------               ----------            --------
                                                                               (in thousands)
     Net loss                                   $(88,072)              $(12,438)              $ (137,249)           $(47,093)
     Foreign currency translation
        adjustment                                  (670)                   139                   (1,380)                (65)
     Unrealized (loss) gain on marketable
        securities                                  (559)                 1,259                   (7,688)              7,137
                                                --------               --------               ----------            --------
                Comprehensive loss              $(89,301)              $(11,040)              $ (146,317)           $(40,021)
                                                ========               ========               ==========            ========


9.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS 133, as amended, for the fiscal quarter ending March 31, 2001. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC issued SAB 101B to provide registrants additional time to implement guidance contained in SAB 101. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the implications of SAB 101 and to date has identified nothing that would significantly change the Company's historical practices with respect to the events that trigger revenue recognition and the measurement of revenue.

10.       LEGAL PROCEEDINGS

         Beginning on September 8, 2000, several related putative class actions were filed in the United Stated District Court for the Northern District of Georgia, putatively on behalf of stockholders of Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company, as well as U. Bertram Ellis, the Company's Chairman, Chief Executive Officer, and President, and former Chief Financial Officer Wayne Boylston. The plaintiffs allege that during the putative class period, February 2, 2000 through September 2, 2000, iXL issued false and misleading public statements concerning the Company's financial performance. Plaintiffs allege generally that iXL misled the public regarding its growth and revenues. Plaintiffs allege that the "truth" about iXL's financial results was revealed on September 1, 2000, when it announced that revenue for the three months ended September 30, 2000 would be approximately 15% to 20% below the revenues of $119.2 million figure reported for the three months ended June 30, 2000. Plaintiffs have not made a specific demand for such damages as of yet.

         The Company has been informed that a suit has been filed by former shareholders of Redwing Ltd., which the Company acquired for cash and stock on April 12, 2000, but the complaint has not been formally served to date. The draft complaint contained allegations substantially similar to the plaintiffs' class actions as well as alleged breach of contract and indicated that it would be filed in the same court. No specific demand for damages was contained in the draft complaint.

         The Company believes that the above described legal actions are factually inaccurate and legally deficient. The Company intends to defend these cases vigorously. Unfavorable outcomes from these proceedings could have a materially adverse effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes contained in "ITEM 1. FINANCIAL STATEMENTS" in PART I of this report. This discussion contains forward-looking statements relating to the Company's future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. The Company's actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including, but not limited to, the Company's current liquidity position and need for additional financing, actions that the Company's lenders could take under an amended Credit Facility, the success of the Company's restructuring efforts and other factors contained in the risk factor disclosure contained in its Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the SEC as well as the factors listed in "Supplemental Factors Affecting Future Performance and Results" below. The cautionary statements made in that Form 10-K and herein are applicable to all related forward-looking statements wherever they appear in this report. The forward-looking statements contained in this report are made only as of the date hereof, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Supplemental Factors Affecting Future Performance and Results

The Company's failure to raise additional capital or to achieve profitability would harm its business.

         The Company's future liquidity and capital requirements will depend on many factors. The Company's cash, cash equivalents, and marketable securities decreased to $57.8 million at September 30, 2000 from $110.9 million at June 30, 2000 and $155.7 million at December 31, 1999. The Company believes that its existing cash and cash equivalents and marketable securities, together with funds from operations, including collections of accounts receivable, will be sufficient to meet its anticipated needs for working capital and capital expenditures into the first quarter of 2001. The Company will be required to raise additional funds at such time. In addition, the Company may need to raise additional funds to fund its operations if the Company experiences operating losses that exceed its current expectations, or fails to collect its accounts receivable within a reasonable period of time, or in the event the Company is unable to obtain a waiver of violation of the existing of the Credit Facility or if it violates additional covenants of its Credit Facility during such period. The Company is in discussions to raise additional funds through the sale of certain assets, including but not limited to certain minority equity interests in developing businesses that it has acquired through its iXL Ventures operations. There is no guarantee any such assets can be sold. If the Company raises additional funds through the issuance of its equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of its common stock. Furthermore, because of the low trading price of the Company's common stock, the number of shares of new equity or equity-related securities that it may be required to issue may be greater than it might otherwise be. As a result, the Company's stockholders may experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of the Company. The Company cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms when required, or at all. If this additional financing is not available or the Company is unable to raise funds from the sales of assets, the Company may need to dramatically change its business plan, sell or merge the business, or face bankruptcy or liquidation.

The Company may not be able to adapt its business to the reduction in demand for Internet consulting services.

         The dynamics of the demand for Internet consulting services are changing rapidly. During the three months ended September 30, 2000, iXL experienced a significant reduction in demand. As a result, the average amount of time invested to secure any given project has been extended. It is likely that demand for Internet consulting services will remain lower than prior levels for the near future. The Company must adapt its business and business processes to this evolving environment. If the Company fails to sufficiently restructure its operations and adapt its business processes to the evolving marketplace, its business will not succeed. Similarly, if the Company proves unable to predict future trends in its industry and to adapt its business to evolving demand for new products and services its business may not succeed.

The Company may not be able to adapt to its new workforce structure.

         As a result of the reduction in demand for Internet consulting services, to date the Company has terminated the employment of approximately 350 employees. Additional employee terminations may be necessary to achieve the desired workforce structure. Additionally, many of the Company's employees who were not involuntarily terminated have chosen to terminate their employment with iXL for other opportunities. The Company's failure to adapt its business to its new workforce structure could adversely affect its performance and results.

Overview

         iXL is a worldwide consulting firm that helps companies utilize the power of emerging technologies and advanced business strategy to build stronger, more profitable relationships with their customers and business partners. iXL has 23 offices in the United States, Europe, Latin America and Asia.

         iXL was founded in March 1996, and since that time iXL has acquired a total of 35 consulting companies and 5 e-commerce and software application companies. All of these acquisitions have been accounted for using the purchase method. Therefore, the historical financial data include the results of operations of companies acquired from their respective acquisition dates. iXL has incurred substantial losses since its inception and anticipates continuing to incur substantial losses for the foreseeable future. As of September 30, 2000, iXL had an accumulated deficit of approximately $273.2 million. Although iXL experienced substantial revenue growth through June 30, 2000, the Company experienced a decrease in revenue for the three months ended September 30, 2000 compared to the prior quarter.

         On September 1, 2000, iXL announced several organizational changes and reported that its revenue and earnings for its third quarter ended September 30, 2000 would be materially below management's expectations. The organizational changes included the resignation of the Company's president as discussed further below. Subsequently, on September 6, 2000, the Company announced a restructuring of its workforce. Several factors precipitated these announcements, which are further discussed below.

         The dynamics of the demand for Internet consulting services are changing rapidly. During the three months ended September 30, 2000, iXL experienced a significant reduction in demand. The weakening condition or failure of many of the Internet-based "dot-com" companies caused many of the Company's Global 1000 clients to rethink or delay implementing their Internet strategy. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their Internet initiative in lieu of those of iXL and its competitors. As a result, the average amount of time invested by iXL to secure any given project has increased. It is possible that demand for Internet consulting services, including those offered by the Company, will remain lower than prior levels for the foreseeable future.

         Also as a result of the reduction in demand for the Company's services, iXL's revenues for the three months ended September 30, 2000 were substantially lower than anticipated. In response to the reductions in demand for the Company's services and revenue, iXL has undertaken a restructuring plan designed to reduce iXL's workforce and operating expenses. This is further discussed in
Note 3 of the condensed consolidated financial statements contained herein. As of September 30, 2000, the Company had announced the termination of approximately 350 employees in connection with the restructuring plan. Management is continuing to restructure its operations and additional voluntary and involuntary employee terminations have continued into the fourth quarter and may further continue. As a result of the restructuring and employee terminations, it may prove increasingly difficult for iXL to attract and retain its most qualified employees. The failure to attract and retain qualified creative, technical, consulting and sales personnel could materially and adversely affect the Company's financial condition and results of operations.

         The Company continues to restructure operations in light of the rapidly changing market conditions. The Company recently consolidated its office locations in the Boston metropolitan area. Further restructuring, office consolidation, or other changes to its operations could result in the possible impairment of certain intangible assets.

         On September 1, 2000, the Company announced the resignation of William
C. Nussey, the former Chief Executive Officer and President of the Company's principal operating subsidiary, iXL, Inc., and former Director of iXL, and also announced the reassignment of Niraj Shah, the former Chief Operating Officer of iXL, Inc., to Executive Vice President of Operations. On November 6, 2000, Mr. Shah resigned as an officer and Director of the Company. On October 31, 2000, Jonathan Ballon, the former Chief Marketing Officer, resigned. Although iXL's Chief Executive Officer, U. Bertram Ellis, Jr., and former iXL, Inc. Chief Operating Officer Barry Sikes are currently filling the roles as Chief Executive Officer of iXL, Inc. and Chief Operating Officer of iXL, Inc., respectively, the Company is currently seeking experienced executives to fill these positions, and there is no guarantee that it will be able to attract qualified executives to fill these positions. A failure to attract and hire qualified executives could materially and adversely affect the Company's financial condition and results of operations.

         On June 30, 2000, the Company's voting interest in ProAct was reduced to less than 50% as the result of the issuance of additional common stock and mandatorily redeemable convertible preferred stock. Accordingly, during the three months ended June 30, 2000, the Company deconsolidated ProAct. The Company has presented its results of operations and financial condition as if the deconsolidation occurred on January 1, 2000. This change did not have a material effect on the Company's consolidated revenue and resulted in a decrease in its consolidated operating expenses during the three and nine months ended September 30, 2000.

         During the three months ended September 30, 2000, iXL incurred non-cash stock compensation expense related to its option grants totaling $134,000 as compared to $1.3 million for the three months ended September 30, 1999. During the nine months ended September 30, 2000, iXL incurred non-cash stock compensation expense related to its option grants totaling $4.0 million as compared to $3.4 million for the nine months ended September 30, 1999. iXL expects to recognize approximately $4.1 million, $1.4 million, $1.3 million and $0.8 million, respectively, for the fiscal years ending December 31, 2000, 2001, 2002, and 2003, in stock compensation expense relating to the grant of options in 1998, 1999, and 2000.

Results of Operations

Discussions of results of operations exclude all non-cash stock compensation expense, except when noted otherwise.

Comparison of Three Months Ended September 30, 2000 and September 30, 1999

         Net revenue. Net revenue increased $24.1 million, or 38%, to $87.8 million for the three months ended September 30, 2000 from $63.7 million for the three months ended September 30, 1999. The increase was attributable to an increase in the number and size of client engagements, particularly for the Company's specialized strategy consulting services.

         Professional services expenses. Professional services expenses increased $30.0 million, or 92%, to $62.5 million for the three months ended September 30, 2000 from $32.5 million for the three months ended September 30, 1999. The increase was primarily attributable to an increase in professional services headcount over the same period last year. As a percentage of professional services revenue, professional services expenses increased from 51% for the three months ended September 30, 1999 to 71% for the three months ended September 30, 2000. The increase as a percentage of professional services revenue was due to a decrease in revenue and an increased number of professional services personnel hired in anticipation of higher demand for Internet consulting services. See the discussion of the industry trend in the "Overview" section above.

         Sales and marketing expenses. Sales and marketing expenses increased $1.1 million, or 10%, to $12.1 million for the three months ended September 30, 2000 from $11.0 million for the three months ended September 30, 1999. This increase was primarily attributable to increased advertising, promotional material, and public relations expenditures in anticipation of continued growth. As previously discussed in Note 4 of the condensed consolidated financial statements, the sales and marketing expenses for ProAct were included in the consolidated sales and marketing expenses contained in the financial statements for the three months ended September 30, 1999 but were excluded from the consolidated sales and marketing expenses contained in the financial statements for the three months ended September 30, 2000. As a percentage of net revenue, sales and marketing expenses decreased to 14% for the three months ended September 30, 2000 from 17% for the three months ended September 30, 1999.

         General and administrative expenses. General and administrative expenses increased $33.2 million, or 133%, to $58.2 million for the three months ended September 30, 2000 from $25.0 million for the three months ended September 30, 1999. This increase was primarily attributable to an increase in bad debt expense, an increase in rent, and increases in salaries, travel, and other administrative expenses related to the increase in the number of general and administrative personnel necessary to support the Company's anticipated growth. As previously discussed in Note 4 of the condensed consolidated financial statements, the general and administrative expenses for ProAct were included in the consolidated general and administrative expenses contained in the financial statements of the three months ended September 30, 1999 but were excluded from the consolidated general and administrative expenses contained in the financial statements for the three months ended September 30, 2000. As a percentage of net revenue, general and administrative expenses increased to 66% for the three months ended September 30, 2000 from 39% for the three months ended September 30, 1999.

         Stock-based compensation and other. Stock-based compensation and other expense decreased to $134,000 for the three months ended September 30, 2000 from $1.3 million in the three months ended September 30, 1999. The $1.2 million decrease in stock-based compensation expense was due to a decrease in the number of employees with such stock options.

         Depreciation. Depreciation expense increased $2.5 million, or 76% to $5.8 million for the three months ended September 30, 2000 from $3.3 million for the three months ended September 30, 1999. The increase was primarily related to additional investments in physical infrastructure and expansion in prior periods in anticipation of continued growth.

         Amortization. Amortization expense increased $6.9 million or 159% to $11.2 million for the three months ended September 30, 2000 from $4.3 million for the three months ended September 30, 1999. The increase was primarily a result of the amortization of goodwill and assembled workforce recorded in connection with the acquisition of Tessera.

         Restructuring charge. The Company incurred a $16.2 million restructuring charge during the three months ended September 30, 2000. No such charge was recorded for the three months ended September 30, 1999. The restructuring charge includes charges for rent and sublease expenses and severance costs. See Note 3 of the condensed consolidated financial statements.

         Other expenses. Other expenses increased $2.2 million to $2.3 million for the three months ended September 30, 2000 from $0.1 million for the three months ended September 30, 1999. This increase was primarily a result of a write off of approximately $1.5 million of property and equipment.

         Loss on equity investment. The Company incurred an $8.5 million loss on equity investment in the three months ended September 30, 2000. No such charge was recorded for the three months ended September 30, 1999. This loss is primarily related to the Company's percentage share in ProAct's results of operations. See Note 4 of the condensed consolidated financial statements.

Comparison of Nine Months Ended September 30, 2000 and September 30, 1999

         Net revenue. Net revenue increased $166.7 million, or 117%, to $309.3 million for the nine months ended September 30, 2000 from $142.7 million for the nine months ended September 30, 1999. The increase was attributable to an increase in the number and size of client engagements, particularly for the Company's specialized strategy consulting services.

         Professional services expenses. Professional services expenses increased $93.8 million, or 129%, to $166.3 million for the nine months ended September 30, 2000 from $72.5 million for the nine months ended September 30, 1999. The increase was primarily attributable to an increase in professional services headcount. As a percentage of professional services revenue, professional services increased from 51% for the nine months ended September 30, 1999 to 54% for the nine months ended September 30, 2000. This increase as a percentage of professional services revenue for the nine months ended September 30, 2000 was due to a decrease in revenue from professional services and an increased number of professional services personnel hired in anticipation of higher demand for Internet consulting services. See the discussion of the industry trend in the "Overview" section above.

         Sales and marketing expenses. Sales and marketing expenses increased $4.8 million, or 17%, to $33.3 million for the nine months ended September 30, 2000 from $28.5 million for the nine months ended September 30, 1999. This increase was primarily attributable to increased advertising, promotional material, and public relations expenditures in anticipation of continued growth. As previously discussed in Note 4 of the condensed consolidated financial statements, the sales and marketing expenses for ProAct were included in the consolidated sales and marketing expenses contained in the financial statements for the nine months ended September 30, 1999 but were excluded from consolidated sales and marketing expenses contained in the financial statements for the nine months ended September 30, 2000. As a percentage of net revenue, sales and marketing expenses decreased to 11% for the nine months ended September 30, 2000 from 20% for the nine months ended September 30, 1999.

         General and administrative expenses. General and administrative expenses increased $73.6 million, or 113%, to 138.5 million for the nine months ended September 30, 2000 from $64.9 million for the nine months ended September 30, 1999. This increase was primarily attributable to an increase in bad debt expense, an increase in rent, and increases in salaries, travel, and other administrative expenses related to the increase in the number of general and administrative personnel necessary to support the Company's anticipated growth. As previously discussed in Note 4 of the condensed consolidated financial statements, the general and administrative expenses for ProAct were included in the consolidated general and administrative expenses contained in the financial statements of the nine months ended September 30, 1999 but were excluded from the consolidated general and administrative expenses contained in the financial statements for the nine months ended September 30, 2000. As a percentage of net revenue, general and administrative expenses decreased to 45% for the nine months ended September 30, 2000 from 46% for the nine months ended September 30, 1999.

         Stock-based compensation and other. Stock-based compensation and other expense increased to $4.0 million in the nine months ended September 30, 2000 from $3.4 million in the nine months ended September 30, 1999 due to an increase in the number of outstanding stock options.

         Depreciation. Depreciation expense increased $6.4 million, or 76%, to $14.9 million for the nine months ended September 30, 2000 from $8.5 million for the nine months ended September 30, 1999. The increase was primarily related to additional investments in physical infrastructure and expansion in prior periods in anticipation of continued growth.

         Amortization. Amortization expense increased $20.2 million, or 155%, to $33.2 million for the nine months ended September 30, 2000, from $13.0 million for the nine months ended September 30, 1999. The increase was primarily a result of the amortization of goodwill and assembled workforce recorded in connection with the acquisition of Tessera.

         Restructuring charge. The Company incurred a $16.2 million restructuring charge during the nine months ended September 30, 2000. No such charge was recorded for the nine months ended September 30, 1999. The restructuring charge includes charges for rent and sublease expenses and severance costs. See Note 3 of the condensed consolidated financial statements.

         Other expenses. Other expenses increased $2.5 million to $2.6 million for the nine months ended September 30, 2000, from $0.1 million for the nine months ended September 30, 1999. This increase was primarily a result of a write off of approximately $1.5 million of property and equipment.

         Loss on equity investment. The Company incurred a $40.6 million loss on equity investment in the nine months ended September 30, 2000. No such charge was recorded for the nine months ended September 30, 1999. This loss is primarily related to the Company's percentage share in ProAct's results of operations. See Note 4 of the condensed consolidated financial statements.

         Income taxes. The Company recorded income tax expense of $600,000 for the nine months ended September 30, 2000. The Company recorded no income tax expense or benefit in the nine months ended September 30, 1999. In June 1999, the Company's ownership in ProAct decreased to less than 80%. As a result, ProAct is no longer included in the Company's consolidated group for tax purposes. Accordingly, the net operating loss carry forward applicable to ProAct in the nine months ended September 30, 2000 cannot be used by the Company.

Liquidity and Capital Resources

         On January 7, 2000, the Company entered into a senior secured revolving syndicated credit facility ("Credit Facility") with several institutions providing for borrowings of up to $50,000,000. The Credit Facility expires on December 31, 2002. The Credit Facility bears interest payable at least quarterly at a rate of either 2.75% plus an adjusted LIBOR rate or 1.75% plus the greater of Chase Manhattan Bank's prime rate or .5% plus the federal funds rate. The Credit Facility is secured by liens on substantially all of the assets of the Company's domestic operating subsidiaries other than iXL Ventures, ProAct and ProAct's subsidiaries. These obligations are also secured by iXL's interest in the capital stock of its domestic operating subsidiaries, and 65% of the capital stock of iXL's foreign subsidiaries, including the pledge of the capital stock of the same subsidiary companies. The Credit Facility provides for borrowings based upon a borrowing base formula of qualified billed and unbilled accounts receivables. A commitment fee is charged on the unused portion of the Credit Facility.

         As of September 30, 2000, the Company was in violation of a certain financial covenant as defined in the Credit Facility. The Company has reached an agreement with two of its principal lenders and is seeking approval from the majority of its lenders to provide for an amendment to the Credit Facility. The amendment would waive the violation of the financial covenant and restrict the borrowing base available to qualified billed accounts receivable from domestic operations, less the aggregate principal of all loans outstanding and letter of credit exposure. iXL believes the Credit Facility amendment will further require the Company to maintain at least $30 million of liquidity, defined as cash and cash equivalents and borrowings pursuant to this agreement. There is no guarantee that the Company will obtain the required consent to effectuate this amendment curing the Company's current default.

         At September 30, 2000, the Company had no borrowings outstanding under the Credit Facility and had utilized approximately $26,168,000 of the Credit Facility for letters of credit issued primarily as security for office leases.

         As of December 31, 1999, iXL had $199.5 million of working capital, including $120.8 million of cash and cash equivalents and $34.9 million of marketable securities, as compared to $109.2 million of working capital, including $14.7 million in cash and cash equivalents and $43.1 million in marketable securities as of September 30, 2000.

         Cash used in operating activities was $53.0 million for the nine months ended September 30, 1999, as compared to cash used in operating activities of $32.8 million for the nine months ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2000 and 1999 was largely due to an increase in accounts receivable and an increase in accounts payable and other accrued liabilities.

         The Company calculates average days' sales outstanding ("DSO") based on billed and unbilled receivables less deferred revenue. During the three months ended September 30, 2000, the Company experienced an increase in DSO from 83 at June 30, 2000 to 96 at September 30, 2000.

         Cash used in investing activities was $41.5 million for the nine months ended September 30, 1999, as compared to cash used in investing activities of $105.3 million for the nine months ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 2000 and 1999 was primarily used for the purchases of property and equipment and marketable securities.

         In addition, at September 30, 2000, iXL had outstanding commitments for purchases of property and equipment of approximately $6.6 million, primarily related to the expansion and improvement of its Atlanta, Los Angeles, and Charlotte offices. The remainder of iXL's significant commitments consists of obligations outstanding under operating leases.

         Cash provided by financing activities was $154.6 million for the nine months ended September 30, 1999 as compared to cash provided by financing activities of $33.4 million for the nine months ended September 30, 2000. Cash provided by financing activities for the nine months ended September 30, 2000 primarily resulted from the exercise of stock options. Cash provided by financing activities for the nine months ended September 30, 1999 primarily resulted from the initial and secondary public offerings.

         The Company's future liquidity and capital requirements will depend on many factors. The Company's cash, cash equivalents, and marketable securities decreased to $57.8 million at September 30, 2000 from $110.9 million at June 30, 2000 and $155.7 million at December 31, 1999. The Company believes that its existing cash and cash equivalents and marketable securities, together with funds from operations, including collections of accounts receivable, will be sufficient to meet its anticipated needs for working capital and capital expenditures into the first quarter of 2001. The Company will be required to raise additional funds at such time. In addition, the Company may need to raise additional funds to fund its operations if the Company experiences operating losses that exceed its current expectations, or fails to collect its accounts receivable within a reasonable period of time, or in the event the Company is unable to obtain a waiver of the existing violation of the Credit Facility or if it violates additional covenants of its Credit Facility during such period. The Company is in discussions to raise additional funds through the sale of certain assets, including but not limited to certain minority equity interests in developing businesses that it has acquired through its iXL Ventures operations. There is no guarantee any such assets can be sold. If the Company raises additional funds through the issuance of its equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of its common stock. Furthermore, because of the low trading price of the Company's common stock, the number of shares of new equity or equity-related securities that it may be required to issue may be greater than it might otherwise be. As a result, the Company's stockholders may experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of the Company. The Company cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms when required, or at all. If this additional financing is not available or the Company is unable to raise funds from the sales of assets, the Company may need to dramatically change its business plan, sell or merge the business, or face bankruptcy or liquidation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Beginning on September 8, 2000, several related putative class actions were filed in the United Stated District Court for the Northern District of Georgia, putatively on behalf of stockholders of Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by the Company, as well as U. Bertram Ellis, the Company's Chairman, Chief Executive Officer, and President, and former Chief Financial Officer Wayne Boylston. The plaintiffs allege that during the putative class period, February 2, 2000 through September 2, 2000, iXL issued false and misleading public statements concerning the Company's financial performance. Plaintiffs allege generally that iXL misled the public regarding its growth and revenues. Plaintiffs allege that the "truth" about iXL's financial results was revealed on September 1, 2000, when it announced that revenue for the three months ended September 30, 2000 would be approximately 15% to 20% below the revenues of $119.2 million figure reported for the three months ended June 30, 2000. Plaintiffs have not made a specific demand for such damages as of yet.

         The Company has been informed that a suit has been filed by former shareholders of Redwing Ltd., which the Company acquired for cash and stock on April 12, 2000, but the complaint has not been formally served to date. The draft complaint contained allegations substantially similar to the plaintiffs' class actions as well as alleged breach of contract and indicated that it would be filed in the same court. No specific demand for damages was contained in the draft complaint.

         The Company believes that the above described legal actions are factually inaccurate and legally deficient. The Company intends to defend these cases vigorously. Unfavorable outcomes from these proceedings could have a materially adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         21       Subsidiaries of registrant

         27.1     Financial data schedule (for SEC use only)

(b)      Reports on Form 8-K/A filed during the three months ended September
         30, 2000:


                    DATE OF REPORT             DATE FILED             ITEMS INCLUDED
                 --------------------        --------------        -----------------
                 May 19, 2000                August 4, 2000                 7

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        iXL Enterprises, Inc.


                        By: /s/  Michael J. Casey
                           ----------------------------------------------------
                           Michael J. Casey
                           Executive Vice President and Chief Financial Officer


Date:    November 14, 2000