Form 10-K
period 2000-12-31
IXL ENTERPRISES INC
filed 2001-04-02
CIK 1018705

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-26167

                              IXL ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                  58-2234342
       (State or other Jurisdiction of                    (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)

1600 PEACHTREE STREET, N.E., ATLANTA, GEORGIA                   30309
   (Address of Principal Executive Offices)                  (Zip Code)

                                 (404) 279-1000
               Registrant's Telephone Number, Including Area Code

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         The aggregate market value of the common stock held by non-affiliates of the Company, based upon the closing price of the registrant's common stock as of March 29, 2001 was $126,638,552. There were 79,456,991 shares of common stock outstanding as of March 29, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required to be provided in Part III (Items 10, 11, 12, and 13) of this Annual Report on Form 10-K is hereby incorporated by reference from the Company's Definitive 2000 Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

================================================================================

                              IXL ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----

         PART I
           Item  1.         Business.........................................................     1
           Item  2.         Properties.......................................................     7
           Item  3.         Legal Proceedings................................................     7
           Item  4.         Submission of Matters to a Vote of Security Holders..............     7

         PART II
           Item  5.         Market for Registrant's Common Equity and Related Stockholder         8
                            Matters..........................................................
           Item  6.         Selected Financial Data..........................................     8
           Item  7.         Management's Discussion and Analysis of Financial Condition and
                               Results of Operations.........................................     9
           Item  7A.        Quantitative and Qualitative Disclosures About Market Risk.......    21
           Item  8.         Financial Statements and Supplementary Data......................    22
           Item  9.         Changes in and Disagreements with Accountants on Accounting and
                               Financial Disclosure..........................................    46

         PART III
           Item 10.         Directors and Executive Officers of the Registrant...............    46
           Item 11.         Executive Compensation...........................................    46
           Item 12.         Security Ownership of Certain Beneficial Owners and Management...    46
           Item 13.         Certain Relationships and Related Transactions...................    46

         PART IV
           Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.    46
                            Signatures.......................................................    52

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

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our plans and expectations change.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         iXL is a leading business and technology consultancy that helps companies use the power of emerging technologies and advanced business strategy to build stronger, more profitable relationships with their customers, employees and business partners. We use our expertise in strategy, creative design and systems engineering to design, develop and deploy Internet-based advanced e-business solutions for Global 1000 companies and other corporate users of information technology. We do this for some of the world's leading companies, including American International Group, Inc., BellSouth Corporation, British Airways, J.P. Morgan Chase & Co., Citicorp Development Center, Inc., The Coca-Cola Company, Delta Air Lines, FedEx, FleetBoston Financial Corporation, General Electric Company and Lloyds TSB Bank plc.

         Our goal is to be the leader in providing unique e-business solutions for Global 1000 companies and other corporate users of information technology. To achieve our goal, we will utilize a focused set of vertical market capabilities and cost-effective development and implementation resources. We intend to leverage and expand our industry expertise, capture and disseminate our knowledge and best practices, recruit, train and retain experienced professionals, expand our client relationships and leverage our strategic alliances with key technology companies such as Sun Microsystems, Intel, Oracle, BEA, Art Technology Group, Cisco and others.

         We derive our revenue from fees for services for the design and delivery of e-business solutions. These solutions typically include Web-based applications, many of which integrate with a client's existing computer systems. These solutions can incorporate multiple capabilities, including business strategy consulting; creative design; information architecture; software engineering; project management; and audio, video and animation production. We offer our services on a time and materials and fixed-price basis.

         We typically staff engagements with a multi-disciplined team of professionals including, for example, project managers, strategic consultants, creative designers, information architects, industry experts and software engineers. By assembling these multi-disciplined teams of professionals, we provide comprehensive e-business solutions to our clients.

         We utilize a proprietary engagement methodology called iD5, which defines and delineates business procedures and processes to take full advantage of best practices developed throughout iXL. iD5 governs and directs all phases of project management from initial engagement definition to final solutions delivery. The goal of iD5 is to provide consistent procedures for all engagement phases by encouraging the use of best practices, while providing clients with greater clarity of expectations, regular progress reports and a higher degree of project organization. We believe iD5 helps us achieve on-time and on-budget solutions, capture our best practices and leverage our industry expertise

         We use our extensive engineering capabilities to deliver complex e-business solutions by employing proven technologies such as Java, XML, Perl, CGI, C and C++. We have also entered into an agreement with HPS America, Inc. Under this agreement, HPS will complement and supplement our existing core engineering capabilities with its expertise in e-commerce, Web technology, rapid application development, re-engineering and migration, legacy system maintenance and enterprise integration.

         Our growth and our ability to provide e-business services depend in large part on our ability to recruit, train and retain experienced professionals. Our strategy is to expand our existing expertise by recruiting senior professionals from major consulting firms, creative design firms, information technology services firms and other e-business services companies. We maintain an informal, team-driven and results-oriented culture that is attractive to energetic, talented professionals and provides incentives for our employees through a competitive compensation plan, equity ownership and our stock option plans.

         iXL is a Delaware corporation. Our principal executive offices are located at 1600 Peachtree Street, NE, Atlanta, Georgia 30309, and our telephone number is (404) 279-1000. We maintain a World Wide Web site at www.iXL.com. The reference to our World Wide Web address does not mean we are incorporating by reference the information contained at the site. In this Annual Report on Form 10-K, "the Company," "iXL," "we," "us" and "our" refer to iXL Enterprises, Inc. and its subsidiaries. These terms include the businesses we have acquired, unless the context otherwise requires.

INDUSTRY GROUPS

         To provide our clients with the best possible solutions and service, we have targeted key industries for growth. We believe that these industries have been leaders in the utilization of Internet-enabled technologies. iXL has established industry groups staffed with experienced professionals in the Financial Services, Retail and Consumer Goods, Travel and Transportation and Manufacturing industries. We have also established an Enterprise Services industry team staffed with experts in the communications, healthcare and high-tech industries.

         Our industry groups are in varying stages of development, staffing and activity. To build our groups' expertise, we leverage the experience of our employees who have previously worked for major consulting firms or companies in the relevant industries. We have utilized our industry expertise in serving the clients listed below. These clients, included for illustrative purposes, are not intended to be representative of our clients generally.

        INDUSTRY                                      CLIENTS
        --------                                      -------

        Financial Services.............    American International Group, Inc.
                                           Citicorp Development Center, Inc.
                                           Fleet Boston Financial Corporation
                                           Lloyds TSB Bank plc
                                           J.P. Morgan Chase & Co.

        Retail and Consumer Goods......    BMG Direct
                                           The Coca-Cola Company
                                           Kraft

        Travel and Transportation......    British Airways
                                           Budget Rent a Car
                                           Delta Air Lines
                                           FedEx

        Manufacturing..................    Cemtec
                                           Dupont
                                           Eastman Chemical

        Enterprise Services............    General Electric Company
                                           BellSouth

         Our industry expertise enables us to accurately design and deliver effective e-business strategy and solutions tailored to the special needs of our clients. Our strategy is to expand our existing global industry teams by recruiting senior professionals from major consulting firms and companies in the relevant industries. In addition, industry expertise reduces the learning curve on new engagements, improving efficiency of implementation and reducing project delivery times.

SERVICE LINES

         We have organized our solution delivery around six service lines:
Business to Employee, E-Commerce/Core Engineering, Strategy, Enterprise Relationship Management, E-Value Chain and User Experience.

Strategy

         We offer our clients, leading national and multinational businesses, a single source for the comprehensive range of solutions required to identify, design, develop and deploy e-business solutions that complement or expand conventional business processes. Our strategy services combine innovative strategic thinking, creative design capabilities, change management and technological expertise to identify and develop innovative solutions.

Business to Employee

         iXL's B2E group currently has three primary offerings: Knowledge Management, eLearning and eHR and Employee Portals. The focus for these solutions is to increase employee productivity and effectiveness. Together, these solutions provide the basis for a powerful differentiator for iXL in developing and winning eValue and ERM opportunities, as well as large enterprise client engagements.

         iXL's B2E group has been named the strategic services partner for Cisco's E-Learning Eco-system. Through this partnership, iXL will work with Cisco to provide reference architecture and set solutions built on Cisco technologies. Together iXL and Cisco will offer a number of knowledge management and learning tools for large-scale enterprise solutions, including:

         - a means for employees to update their skill sets and job knowledge;

         - an efficient channel for sharing and disseminating information;

         -        content creation and reuse;

         -        increased employee productivity and reduced operational costs;
                  and

         - delivery technologies including interactive multimedia, content on demand, virtual classroom, learning management and streaming media.

E-Commerce/Core Engineering

         We design, develop and deploy sophisticated e-commerce applications for bringing buyers and sellers together via the Internet. We have created a broad range of e-commerce applications for our clients, ranging from online retail sites to electronic procurement systems. Our strength in e-commerce lies in our ability to integrate third-party software with a client's existing computing and network infrastructure to create a robust e-commerce environment for the client's customers and prospects. Our technology group utilizes a set of core e-commerce enabling technologies from companies, including:

         -        Microsoft and BEA, for e-commerce server;

         -        Oracle, for database platform development; and

         - Compaq and Sun Microsystems, for computing platforms and networking products and services.

         We have created our own e-commerce applications for specific client needs. We also work with many third-party software companies that have developed more general applications for conducting different aspects of e-commerce, ranging from security to online transaction payments processing.

         Our E-Commerce/Core Engineering service line also features specialized skills in E-Globalization. E-Globalization is the process that enables a company to deliver products and services to customers internationally. iXL works with clients to prepare Internet-related business strategies and processes to handle international inquiries, orders and customer support. Technology internationalization is the creation or modification of software code, or HTML, to support information processing in multiple locales, languages, currencies, calendars and other differing data types. iXL assists clients in assessing the readiness of their technology systems for globalization and localization. Technology localization is the adaptation of a product or service to the legal, cultural, linguistic and technical requirements of a particular market.

Enterprise Relationship Management

         We design and develop sophisticated computer-based business information management systems. These include database-driven Web sites that help clients manage their customer, supplier and vendor relationships more effectively and provide secure database access. Some of these Web sites also have the capacity to recognize and profile the types of information a user is typically interested in, and to provide that information automatically to the user during future visits to the site. As part of our ERM capability, we develop intranets and extranets, which enable our clients to communicate with employees, customers, suppliers and vendors, as well as to track and store critical business data and other information.

E-Value Chain

         iXL's e-Value Chain group designs, builds and manages integrated trading partner communities. We work with clients to develop solutions that provide the ability to create, manage, maintain and optimize relationships with their partners and suppliers across the entire Value Chain. iXL's e-Value Chain practice provides strategic analysis and solutions to clients including strategy, demand planning and order management, procurement, technology, marketplaces for trading communities and supply chain transformation and optimization.

User Experience

         iXL's User Experience group builds a customized bridge between every client and its customers. Our User Experience team is composed of experts in creative strategy, branding strategy, content strategy and management, design, information architecture, site authoring and usability engineering. Excellence in quality and innovation in delivery are iXL's dominant drivers, allowing each customer a unique and compelling experience.

SALES AND MARKETING

         Our marketing department has overall responsibility for communications, advertising, public relations and our World Wide Web site. iXL's sales & marketing activities are aligned with our vertical industry groups. Industry-aligned sales and marketing professionals are responsible for developing new business within each industry, targeting new clients and supporting the growth of existing client relationships. iXL's sales approach is consultative and involves industry and solution experts who understand the client's specific business and technology issues. Senior client executives are assigned to strategic accounts to support and expand follow-on business.

         Our sales and marketing strategy is to leverage our industry expertise, engineering, and technology skills to attract new clients and expand the scope of existing client relationships into broader engagements, and to create and sustain preference and loyalty for the IXL brand as a leading provider of e-business solutions and services.

STRATEGIC ALLIANCES AND AFFILIATIONS

         We have entered into, and intend to continue entering into, strategic alliances and affiliations with a select group of technology service providers.

         The primary goals of our strategic alliances and affiliations are:

         - to train and retain our engineers, architects, creative talent and strategists;

         - to create or identify new revenue opportunities through referrals and the creation of new service offerings; and

         - to increase iXL's credibility and visibility in the marketplace by operating an industry-leading alliances program as well as collaborating with alliance partners in joint marketing efforts.

         We have established strategic affiliations with, among others, Cisco, Compaq, EMC, Intel, Microsoft, Oracle and Sun Microsystems. These strategic affiliations provide us early access to training, product support, tools, best practices and technology for these core elements of IT infrastructure.

         We have also established strategic alliances with companies offering technologies that serve specific roles in the deployment or delivery of iXL services. These alliances are arranged by portfolios that focus on a particular solution set or service line. Some of the portfolios and representative alliance partner companies include Art Technology Group, BEA, Blue Martini, BroadVision, Documentum, Interwoven, Vignette, Epicentric, Epiphany, Kana, Siebel and Ariba.

         The contracts governing the strategic affiliations and alliances generally do not have long durations or minimum requirements. In addition, they are generally terminable by iXL or the other party at will.

         We have also entered into an agreement with HPS America, Inc. This agreement is intended to enable HPS to complement and supplement our existing core engineering capabilities with its expertise in e-commerce, Web technology, rapid application development re-engineering and migration, legacy system maintenance and enterprise integration.

         HPS is a joint venture between HCL Technologies Limited, India's largest information technology company, and Perot Systems, the world's third largest IT outsourcing company. HPS will provide iXL with preferred pricing, priority scheduling and customized capabilities via SEI-CMM Level 5 iXL-dedicated facilities in Noida and Bangalore, India. HPS was assessed enterprise-wide at Level 5 of the Capability Maturity Model (CMM) developed by the Software Engineering Institute, Carnegie Mellon University, Pittsburgh, USA. The Software Engineering Institute (SEI) is a federally funded research and development center sponsored by the U.S. Department of Defense and operated by Carnegie Mellon University. Only 20 of over 1,000 worldwide assessments have been assessed at this level. The CMM for Software describes the principles and practices underlying software process maturity and is intended to help software organizations improve the maturity of their software processes in terms of an evolutionary path from ad hoc, chaotic processes to mature, and disciplined software processes. The CMM is organized into five maturity levels with Level 5 being the highest: 1) Initial; 2) Repeatable; 3) Defined; 4) Managed; and 5) Optimizing. Predictability, effectiveness, and control of an organization's software processes are believed to improve as the organization moves up these five levels. The key process areas at Level 5 cover the issues that both the organization and the projects must address in order to implement continual, measurable software process improvement.

TRADEMARKS

         iXL(TM), the iXL logo, Interactive Excellence(TM), Internet Excellence(TM), iD5(TM) and the names of products and services offered by iXL are trademarks, registered trademarks, service marks or registered service marks of iXL. This Annual Report on Form 10-K also includes product names, trade names and trademarks of other companies.

IXL VENTURES

         As a complement to iXL's core business, iXL assists in the development of other Internet-related businesses. Through its subsidiary iXL Ventures, LP, iXL lends its management experience to early stage and developing
Internet-related businesses, some of which were internally developed by iXL. iXL Ventures relationships frequently include many of the following facets:

         - executive-level introductions of the developing business to other businesses in the same market;

         - advising the developing business with respect to the development of its business plan; and

         - designation by iXL of one member of the developing business' board of directors.

         In return for its assistance, iXL maintains or receives an equity interest in the developing business. iXL generally does not recognize any revenue related to these activities because of the difficulty in valuing such services. In addition, because of the high degree of uncertainty surrounding these businesses, most equity interests held by iXL in connection with this program are not recorded in the consolidated financial statements.

         Some of our more significant Ventures companies include:

         - CyberStarts, Inc., a technology holding company, funds companies that develop technologies of interest to financial institutions, including opportunities related to business-to-business financial services, payments and Web infrastructure opportunities;

         - ProAct Technologies Corp., formerly Consumer Financial Network, Inc., develops integrated human resources and marketplace technology. ProAct provides Fortune 1000 companies solutions to automate their employee benefit, HR and life-event planning processes;

         - AppGenesys, Inc., an application infrastructure provider, focuses on the deployment, staging, testing, validation and scalability of mission critical Web systems and enabling software delivery for those systems;

         - Digital Planet, Inc., a business-to-business broadband Web services company, creates and produces content to attract and retain users for businesses online;

         - Promisant (Holdings) Ltd. provides international credit card payment and currency settlement software and services; and

         - Sekani, Inc. provides advanced media asset management services to businesses.

         In connection with the delivery of our services, some of these business were started, developed and subsequently determined to be non-strategic to the scope of iXL's principal business. In such circumstances, iXL seeks strategic investors to assist in the full development of these projects into viable stand-alone businesses, while retaining an equity interest in the project. Additionally, a committee of independent directors must approve any such transaction before any non-core assets are transferred by iXL. ProAct was the first major stand-alone business to emerge from this process. Our chairman, U. Bertram Ellis, Jr., serves as a director on the board of several iXL Ventures companies, including ProAct, Sekani, AppGenesys, Digital Planet and CyberStarts. Some of the iXL Ventures companies have received financing from investment funds of which Mr. Ellis and certain directors of iXL are private investors.

COMPETITION

         The market for our solutions and services is highly competitive and characterized by a growing number of companies that have introduced or developed similar offerings. Our target market is rapidly evolving and is subject to continuous technological changes. In addition, there are relatively low barriers of entry into our business. We currently have limited patented or other proprietary technology that would preclude or inhibit competitors from entering the Internet consulting market. As a result, iXL's competitors may be better positioned to address these developments and may react more favorably to these changes, which could have a material adverse effect on iXL's business, results of operations and financial condition. Existing and future competitors may develop or offer solutions and services that provide significant technological, creative, performance, price or other advantages over the services offered by us.

         We classify our competitors into several groups:

         -  e-business solution providers;

         -  strategic consulting firms;

         -  large information technology consulting services providers; and

         -  computer hardware and service vendors.

         Our primary competitors today are Sapient Corporation, Proxicom, Inc., Scient Corp., Viant Corp. and smaller professional services firms. In addition, the "Big Five" consulting firms as well as other large and small services firms are now offering Internet consulting services. We also compete with professional services groups of computer equipment companies such as IBM, Computer Sciences Corporation and Electronic Data Systems. These larger firms may be better positioned than iXL to secure attractive client engagements, and may also be better positioned to withstand any fluctuations in demand.

         Many of iXL's current and potential competitors have longer operating histories and relationships with clients; larger installed customer bases; and significantly greater financial, technical, marketing and public relations resources than iXL. Competitors that have established relationships with large companies but limited expertise in providing e-business solutions may successfully use their client relationships to enter our target market or prevent our penetration into their client accounts.

         We believe that due to the relatively low cost of entering our markets, competition will intensify and increase in the future. Many larger traditional companies have chosen to utilize in-house resources for the implementation of their Internet initiatives in lieu of those offered by iXL and its competitors. This intense competition may limit our ability to become profitable or result in the loss of market share. As a result, our competitors may be better positioned to address developments in the industry or may react more effectively to industry changes, which could adversely affect our business. Additionally, because competition for Global 1000 client accounts is significant, some clients are demanding discounts and/or other preferred terms in their contracts. iXL's unwillingness or inability to grant discounts in an effort to protect profit margins may impact iXL's ability to attract or maintain these clients.

EMPLOYEES

         As of December 31, 2000, iXL had approximately 1,600 employees, including approximately 1,250 professional services employees, 310 general and administrative employees, and 40 sales and marketing employees. None of iXL's employees is represented by a labor union. iXL has experienced no work stoppages and believes its relationship with its employees is good.

ITEM 2. PROPERTIES

         iXL's executive offices are located in Atlanta. Additionally, iXL leases office space for its operations in the following metropolitan areas: New York, NY; San Francisco and San Diego, CA; Chicago, IL; Boston, MA; Washington, D.C.; Charlotte, NC; Richmond, VA; Dallas, TX; Memphis, TN; and London, England. Subsequent to December 31, 2000 but prior to filing this report, we terminated our operations in Raleigh, NC; Sao Paulo, Brazil; Madrid, Spain; and Tokyo, Japan. We have obligations under leases for several of our recently closed offices. These include Los Angeles, CA, Denver, CO, Raleigh, NC, and Norwalk, CT. We have sublet certain of this space and are currently working to sublet or enter into lease termination agreements for the remaining space. Even if we are able to sublet these offices, we will continue to be responsible for the tenant obligations in the event of a default by our subtenant.

ITEM 3. LEGAL PROCEEDINGS

         On or about September 8, 2000, the first in a series of shareholder class action complaints was filed against iXL and certain of its present and former directors and officers in the United States District Court for the Northern District of Georgia. Those cases were consolidated by Order dated January 23, 2001, and a consolidated amended class action complaint (Case No. 1:00-CV-2347-CC) was filed on March 27, 2001, naming only iXL as a defendant, on behalf of a putative class of all those who purchased or otherwise acquired securities of iXL between November 30, 1999 and September 1, 2000. The amended complaint seeks damages based on allegedly false and misleading press releases and SEC filings concerning our business prospects and revenue recognition. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. A related complaint was filed in Redwing Ltd. v. iXL Enterprises, Inc., et al., Case No. 1:00-CV-29790HTW, United States District Court for the Northern District of Georgia. The Redwing complaint alleges causes of action under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, Sections 12 and 15 of the Securities Act of 1933, the Georgia Blue Sky laws, as well as common law claims for breach of contract and negligent misrepresentation arising out of a merger agreement. We have filed motions to dismiss the Redwing complaint. We intend to move to dismiss the class action amended complaint. We believe we have meritorious defenses to the allegations and intend to defend these cases vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We submitted no matters to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         iXL's common stock commenced trading publicly on the NASDAQ National Market on June 3, 1999 and is traded under the symbol IIXL. Prior to that date, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices of our common stock.

                                                                                  HIGH      LOW
                                                                                -------- --------
         Year Ended December 31, 1999:
           Second Quarter (from June 3, 1999 through June 30, 1999).........    $  27.00 $  13.75
           Third Quarter....................................................    $  38.38 $  20.00
           Fourth Quarter...................................................    $  58.00 $  31.63

         Year Ended December 31, 2000:
           First  Quarter...................................................    $  58.75 $  28.00
           Second Quarter...................................................    $  30.38 $  13.63
           Third Quarter....................................................    $  19.69 $   4.13
           Fourth Quarter...................................................    $   4.53 $   0.69

As of March 21, 2001, there were approximately 924 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock nor do we expect to pay any cash dividends in the foreseeable future. Under the terms of its credit agreement, iXL is restricted from paying cash dividends to its stockholders.

ITEM 6. SELECTED FINANCIAL DATA

         You should read the following selected consolidated financial data with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and iXL's audited consolidated financial statements and the notes thereto included elsewhere in this report. iXL commenced operations on May 1, 1996. Since then we have completed 38 acquisitions. All of iXL's acquisitions have been accounted for using the purchase method, and accordingly, the consolidated statement of operations data of iXL for all periods presented reflect the results of operations of these businesses from their respective acquisition dates. The consolidated statement of operations data set forth below for the years ended December 31, 1998, 1999 and 2000, and the consolidated balance sheet data as of December 31, 1999 and 2000 are derived from iXL's audited consolidated financial statements, which appear elsewhere in this report. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

                                                           EIGHT MONTHS
                                                              ENDED                        YEARS ENDED DECEMBER 31,
                                                           DECEMBER 31,    --------------------------------------------------------
                                                               1996          1997           1998            1999            2000
                                                           ------------    --------      ----------      ----------      ----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue ...............................................      $  5,379      $ 18,986      $   64,767      $  218,343      $  359,336
Expenses:
    Professional services expenses ....................         3,167        10,044          35,924         110,317         213,754
    Sales and marketing expenses ......................           678         3,785          15,983          49,019          39,304
    General and administrative expenses ...............         1,791        15,351          42,590          95,633         175,805
                                                             --------      --------      ----------      ----------      ----------
      Operating loss before charges and non-cash
      expenses ........................................          (257)      (10,194)        (29,730)        (36,626)        (69,527)
    Stock-based compensation and other ................            --            --           1,641           4,920           4,198
    Depreciation ......................................           372         1,408           5,217          12,857          20,532
    Amortization ......................................           928         5,191          10,590          18,174          43,969
    Impairment charge on intangible assets ............            --            --              --              --          97,402
    Restructuring charges .............................            --            --              --              --          76,588
                                                             --------      --------      ----------      ----------      ----------
Loss from operations ..................................        (1,557)      (16,793)        (47,178)        (72,577)       (312,216)
Other income (expense) ................................            48           116             (28)           (161)         (1,754)
Interest income .......................................            32           136             750           3,577           5,391
Interest expense ......................................           (30)         (238)           (770)           (987)         (2,118)
Equity in net losses of affiliates ....................          (249)       (1,443)         (1,640)            (65)        (41,168)
                                                             --------      --------      ----------      ----------      ----------
          Loss before income taxes ....................        (1,756)      (18,222)        (48,866)        (70,213)       (351,865)
Income tax expense (benefit) ..........................          (302)       (2,782)             --              --             600
                                                             --------      --------      ----------      ----------      ----------
          Net loss ....................................        (1,454)      (15,440)        (48,866)        (70,213)       (352,465)
Dividends and accretion on mandatorily redeemable
   preferred stock ....................................            --            --          (9,099)        (20,966)             --
                                                             --------      --------      ----------      ----------      ----------
          Net loss available to common stockholders ...      $ (1,454)     $(15,440)     $  (57,965)     $  (91,179)     $ (352,465)
                                                             ========      ========      ==========      ==========      ==========
Net loss per share:
Basic and diluted net loss per common share ...........      $  (0.37)     $  (2.36)     $    (4.92)     $    (2.08)     $    (4.73)
                                                             ========      ========      ==========      ==========      ==========
Weighted average common shares outstanding ............         3,972         6,540          11,777          43,747          74,593
                                                             ========      ========      ==========      ==========      ==========

                                                                                    AS OF DECEMBER 31,
                                                             ----------------------------------------------------------------
                                                               1996          1997          1998          1999          2000
                                                             --------      --------      --------      --------      --------
                                                                                      (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents .............................      $    409      $ 23,038      $ 19,259      $120,812      $ 48,595
Working capital .......................................           217        23,879        27,119       199,450        40,498
Total assets ..........................................        16,472        57,612       142,951       357,855       234,435
Debt, including current portion .......................           691         1,273        21,420         1,838        20,718
Mandatorily redeemable preferred stock ................            --        29,930        65,679            --            --
Mandatorily redeemable preferred stock of subsidiary ..            --            --         9,839        48,955            --
Total stockholders' equity ............................        12,989        21,950        25,560       260,095       126,408

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion of the financial condition and results of operations of iXL in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         iXL is a leading business and technology consultancy that helps companies utilize emerging technologies and business strategy designed to build stronger, more profitable relationships with their customers and business partners. iXL has 12 offices in the United States and Europe. iXL began operations in May 1996, and since that time iXL has acquired a total of 38 companies. iXL has incurred substantial losses since its inception. As of December 31, 2000, iXL had an accumulated deficit of approximately $488.4 million. Although iXL had experienced year over year revenue growth since inception, there has been a decline in revenue over the last two quarters of the year ended December 31, 2000. Growth in prior periods may not be indicative of future results of operations.

         On June 30, 2000, our voting interest in ProAct Technologies Corp. was reduced to less than 50% as the result of its issuance of additional stock. Accordingly, during the three months ended June 30, 2000, we deconsolidated ProAct. iXL has presented its results of operations and financial condition as if the deconsolidation occurred on January 1, 2000. This change did not have a material effect on our consolidated revenue but resulted in a decrease in consolidated operating expenses during the year ended December 31, 2000.

         On September 1, 2000, iXL announced several organizational changes and reported that revenue and earnings for the third quarter ended September 30, 2000 would be materially below management's expectations. The organizational changes included the resignation of William C. Nussey, the former Chief Executive Officer of the Company's principal operating subsidiary, iXL, Inc., and former Director of iXL, and also announced the reassignment of Niraj Shah, the former Chief Operating Officer of iXL, Inc., to Executive Vice President of Operations. On November 6, 2000, Mr. Shah resigned as an officer and Director of the Company. On October 31, 2000, Jonathan Ballon, the former Chief Marketing Officer, resigned. On September 6, 2000, the Company announced a restructuring of its workforce including the termination of approximately 350 employees. On November 28, 2000, iXL announced plans for additional restructuring which included the closing or sale of several offices and a reduction in workforce by approximately 850 additional employees. Of these total reductions in workforce, approximately 800 were professional services personnel, 300 were general and administrative personnel, and 100 were in sales and marketing personnel. The restructuring was an effort to become a more industry-focused company and to deliver a higher level of quality and depth of expertise for our clients. Several factors precipitated these announcements, which are further discussed below.

         The demand for Internet consulting services is changing rapidly. Beginning in the third quarter of 2000, Internet consultants, including iXL, experienced a significant reduction in demand. This overall slowdown affected iXL in that many of the Company's Global 1000 clients rethought or delayed implementing their Internet strategy. This shift in market dynamics as to our Global 1000 clients resulted in part from diminished competitive pressures from dot.com companies, which were struggling or failing. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their Internet initiatives in lieu of those offered by iXL and its competitors. As a result, the average amount of time invested by iXL to sell its services has increased. It is likely that demand for Internet consulting services, including those offered by the Company, will remain lower than prior levels for the foreseeable future.

         This reduction in demand adversely affected iXL's revenue during the second half of 2000. In response to these factors, iXL initiated an extensive restructuring plan designed to reduce iXL's workforce and minimize general and administrative expenses. This is further discussed in Note 4 of the consolidated financial statements contained elsewhere in this report. As a result of the restructuring and employee terminations iXL may have difficulty retaining its most qualified employees. Likewise, we may have difficulty attracting new qualified employees. The failure to attract and retain qualified creative, technical, consulting and sales personnel could materially and adversely affect the Company's financial condition and results of operations.

         As a result of our restructuring plan, we recorded a $76.6 million restructuring charge during the year ended December 31, 2000. The restructuring charges amount includes charges for: (i) rent and sublease expenses net of anticipated sublease income for office leases abandoned due to the reduction in workforce; (ii) impairment of property and equipment as a result of the decrease in demand for the Company's services and resulting decrease in revenue; and
(iii) severance due to the reduction in workforce. In connection with our restructuring plan, we have recorded a reserve of approximately $41.6 million, of which approximately $30.3 million is expected to be paid in the next twelve months.

         As a result of a sustained drop in the market capitalization of the Company and the changes in the dynamics of the demand for Internet consulting services, the Company evaluated the recoverability of its intangible assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result of this evaluation, the Company recorded an impairment charge of $97.4 million. The impairment charge is a reduction of both goodwill and acquired workforce amounts originally recorded as a result of the purchase price allocation of many of our acquisitions. The reduction was made in order to more accurately reflect the recoverable value, as measured on a discounted cash flow basis, of the assets recorded as part of these acquisitions.

         On December 19, 2000, the Company consummated a transaction with ProAct in which iXL Ventures PHC, Inc., an indirect wholly-owned subsidiary of the Company, issued debt instruments due January 7, 2004 to ProAct in exchange for a cash payment of $20.0 million, which was in turn transferred by dividend to iXL, Inc., a direct wholly-owned subsidiary of the Company. The debt is secured by and exchangeable for 10 million shares of common stock of ProAct held by iXL Ventures PHC, Inc., upon satisfaction of certain conditions. In addition, ProAct obtained call rights with respect to 10 million shares of the common stock of ProAct held by iXL Ventures, L.P. The note is non-recourse to iXL Enterprises, Inc.

    On December 28, 2000, we entered into a stock purchase agreement with HPS America, Inc. under which HPS purchased one million shares of our common stock at $3.00 per share. The agreement requires us to purchase $65.0 million of services from HPS over a three-year period. These services include application software development, migration, re-engineering, systems integration, service management and other professional services. HPS paid $1.5 million upon execution of the agreement. The remaining $1.5 million is due on August 31, 2001 and was recorded as subscription receivable in stockholders' equity.

         On February 1, 2001, Christopher M. Formant became our new President and Chief Executive Officer. U. Bertram Ellis, Jr. continues to serve as Chairman of the Board of iXL.

         On March 30, 2001, pursuant to an agreement in principal reached
March 26, 2001, the Company sold 15,875,000 shares of restricted common stock to unaffiliated third parties and to parties related to the Company through its principal shareholder, including two directors, for total proceeds of approximately $15.9 million before expenses. This stock sale was subject to certain subsequent events, including the effectiveness of the amendment to the credit facility, discussed in "Liquidity and Capital Resources" below, effective April 2, 2001.

RESULTS OF OPERATIONS

   Years Ended December 31, 2000 and December 31, 1999

         In June 2000, the Company's ownership of ProAct was reduced to approximately 49% of the voting interest and 85% of ProAct's outstanding common stock. Accordingly, the Company's consolidated financial statements for the year ended December 31, 2000 do not include the consolidated financial statements of ProAct as a consolidated subsidiary. The Company instead has accounted for its ownership using the equity method of accounting. As a result, we believe it is difficult to compare the operating results for the year ended December 31, 2000 to the operating results for the year ended December 31, 1999.

    Revenue. Revenue increased $141.0 million, or 64.6%, to $359.3 million for the twelve months ended December 31, 2000 from $218.3 million for the twelve months ended December 31, 1999. The increase was attributable to an increase in the number and size of client engagements. Revenue for the six months ended December 31, 2000 was $139.6 million as compared to $219.7 million for the six months ended June 30, 2000. Beginning in the third quarter of 2000, Internet consultants, including iXL, experienced a significant reduction in demand. This overall slowdown affected iXL in that many of the Company's Global 1000 clients rethought or delayed implementing their Internet strategy. This shift in market dynamics as to our Global 1000 clients resulted in part from diminished competitive pressures from dot.com companies, which were struggling or failing. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their Internet initiatives in lieu of those offered by iXL and its competitors.

         Professional services expenses. Professional services expenses increased $103.5 million, or 93.8%, to $213.8 million for the twelve months ended December 31, 2000 from $110.3 million for the twelve months ended December 31, 1999. This increase was primarily attributable to an increase in professional services headcount over the same period last year. As a percentage of professional services revenue, professional services expenses increased from 50.5% for the twelve months ended December 31, 1999 to 59.5% for the twelve months ended December 31, 2000. The increase as a percentage of professional services revenue was due to an increased number of professional services personnel hired in anticipation of higher demand for Internet consulting services. The demand for our services did not reach the level we anticipated. See the discussion of the industry trend in the Overview section above.

         Sales and marketing expenses. Sales and marketing expenses decreased $9.7 million, or 19.8%, to $39.3 million for the twelve months ended December 31, 2000 from $49.0 million for the twelve months ended December 31, 1999. As discussed in Note 3 of the consolidated financial statements contained elsewhere in this report, the sales and marketing expenses for ProAct were included in the consolidated sales and marketing expenses contained in the financial statements for the twelve months ended December 31, 1999 but were excluded from the consolidated sales and marketing expenses contained in the financial statements for the twelve months ended December 31, 2000. An increase in salaries and other payroll related costs, travel expenses and use of outside services in 2000 over 1999 was offset by the inclusion of ProAct's sales and marketing expenses in 1999. As a percentage of revenue, sales and marketing expenses decreased to 10.9% for the twelve months ended December 31, 2000 from 22.4% for the twelve months ended December 31, 1999.

         General and administrative expenses. General and administrative expenses increased $80.2 million, or 83.9%, to $175.8 million for the twelve months ended December 31, 2000 from $95.6 million for the twelve months ended December 31, 1999. This increase was primarily attributable to an increase in bad debt expense, an increase in rent and increases in salaries, travel and other administrative expenses related to the increase in the number of general and administrative personnel necessary to support the Company's anticipated growth. As discussed in Note 3 of the consolidated financial statements contained elsewhere in this report, the general and administrative expenses for ProAct were included in the consolidated general and administrative expenses contained in the financial statements for the twelve months ended December 31, 1999 but were excluded from the consolidated general and administrative expenses contained in the financial statements for the twelve months ended December 31, 2000. As a percentage of revenue, general and administrative expenses increased to 48.9% for the twelve months ended December 31, 2000 from 43.8% for the twelve months ended December 31, 1999.

         Stock-based compensation and other. Stock-based compensation and other expense decreased $0.7 million to $4.2 million for the twelve months ended December 31, 2000 from $4.9 million for the twelve months ended December 31, 1999. The decrease in stock-based compensation expense was due to a decrease in the number of employees with such stock options as a result of the restructuring.

         Depreciation. Depreciation expense increased $7.6 million to $20.5 million for the twelve months ended December 31, 2000 from $12.9 million for the twelve months ended December 31, 1999. The increase was primarily related to increases in leasehold improvements and equipment.

         Amortization. Amortization expense increased $25.8 million to $44.0 million for the twelve months ended December 31, 2000 from $18.2 million for the twelve months ended December 31, 1999. The increase was primarily a result of the amortization of goodwill and assembled workforce recorded in connection with the acquisition of Tessera Enterprises Systems, Inc.

         Impairment charge on intangible assets. The Company recorded a $97.4 million impairment charge on intangible assets during the twelve months ended December 31, 2000. No such charge was recorded for the twelve months ended December 31, 1999. The charge is the result of a write-down of certain intangible assets resulting from a sustained drop in the market capitalization of the Company and the changes in the dynamics of the demand for Internet consulting services. See Note 5 of the consolidated financial statements included elsewhere in this report.

         Restructuring charges. The Company recorded a $76.6 million restructuring charge during the twelve months ended December 31, 2000. No such charge was recorded for the twelve months ended December 31, 1999. The restructuring charge includes charges for rent and sublease expenses and severance costs. See Note 4 of the consolidated financial statements included elsewhere in this report.

         Other expenses. Other expenses increased $1.6 million to $1.8 million for the twelve months ended December 31, 2000 from $0.2 million for the twelve months ended December 31, 1999. This increase was primarily the result of the write off of property and equipment not affiliated with the restructuring charge.

         Interest income. Interest income increased $1.8 million to $5.4 million for the twelve months ended December 31, 2000 from $3.6 million for the twelve months ended December 31, 1999. This increase was primarily due to increased cash and marketable securities balances in 2000 versus 1999.

         Interest expense. Interest expense increased $1.1 million to $2.1 million for the twelve months ended December 31, 2000 from $1.0 million for the twelve months ended December 31, 1999. This increase was primarily due to borrowings under iXL's credit facility.

         Equity in net losses of affiliates. The Company incurred a $41.1 million loss on equity investments during the twelve months ended December 31, 2000 as compared to a $65,000 loss during the twelve months ended December 31, 1999. This loss was primarily related to the Company's percentage share in ProAct's results of operations under the equity method of accounting. See Note 3 of the consolidated financial statements contained elsewhere in this report.

         Income taxes. The Company recorded income tax expense of $600,000 for the twelve months ended December 31, 2000. The Company recorded no income tax expense or benefit in the twelve months ended December 31, 1999. This expense was recorded for state income taxes related to our operations in Massachusetts, as a result of the Tessera acquisition.

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

         Revenue. Revenue increased $153.5 million, or 236.9%, to $218.3 million for the twelve months ended December 31, 1999 from $64.8 million for the twelve months ended December 31, 1998. The increase was primarily attributable to a series of acquisitions throughout 1998 and to an aggressive hiring initiative throughout 1999 and 1998 which expanded our client base and headcount. The growth was also due to an increase in the number and size of client engagements and the development and growth of industry practice groups and other internet based business solutions.

         Professional services expenses. Professional services expenses increased $74.5 million, or 208.1%, to $110.3 million for the twelve months ended December 31, 1999 from $35.8 million for the twelve months ended December 31, 1998. This increase was primarily attributable to an increase in headcount due to the integration of the companies acquired by iXL, organic growth in billable headcount, as well as to the development of ProAct. As a percentage of revenue, professional services expenses decreased to 50.5% for the twelve months ended December 31, 1999, down from 55.2% for the twelve months ended December 31, 1998. This decrease was primarily attributable to increases in billing rates and improvements in revenue per billable employee.

         Sales and marketing expenses. Sales and marketing expenses increased $33.0 million, or 206.3%, to $49.0 million for the twelve months ended December 31, 1999 from $16.0 million for the twelve months ended December 31, 1998. The increase was primarily attributable to the increase in headcount due to the development of iXL's sales and marketing infrastructure and staff. As a percentage of revenue, sales and marketing expenses decreased to 22.4% for the twelve months ended December 31, 1999, down from 65.7% for the twelve months ended December 31, 1998.

         General and administrative expenses. General and administrative expenses increased $53.0 million, or 124.4%, to $95.6 million for the twelve months ended December 31, 1999 from $42.6 million for the twelve months ended December 31, 1998. The increase was primarily attributable to the increase in headcount due to the integration of the companies acquired by iXL since January 1, 1998, as well as the expansion of management and physical infrastructure to support the growth in iXL's operations. As a percentage of revenue, general and administrative expenses decreased to 43.8% for the twelve months ended December 31, 1999, from 65.8% for the twelve months ended December 31, 1998.

         Stock-based compensation and other. Stock-based compensation and other expense increased $3.3 million to $4.9 million for the twelve months ended December 31, 1999 from $1.6 million for the twelve months ended December 31, 1998. The increase in stock-based compensation expense was due to an increase in the number of employees with such stock options.

         Depreciation. Depreciation expense increased $7.7 million, or 146%, to $12.9 million for the twelve months ended December 31, 1999 from $5.2 million for the twelve months ended December 31, 1998. The increase primarily related to the depreciation of assets of the companies acquired by iXL since January 1, 1998 and an increase in property and equipment at these companies after acquisition.

         Amortization. Amortization expense increased $7.6 million, or 72%, to $18.2 million for the twelve months ended December 31, 1999 from $10.6 million for the twelve months ended December 31, 1998. The increase was a result of the amortization of goodwill and assembled workforce recorded in connection with the acquisitions that took place during 1998.

         Interest income. Interest income increased $2.8 million to $3.6 million for the twelve months ended December 31, 1999 from $0.8 million for the twelve months ended December 31, 1998. This increase was primarily due to increased cash and marketable securities balances in 1999 versus 1998.

         Interest expense. Interest expense increased $0.2 million to $1.0 million for the twelve months ended December 31, 1999 from $0.8 million for the twelve months ended December 31, 1998. This increase was primarily due to borrowings under iXL's credit facility.

         Equity in net losses of affiliates. Loss on equity investments decreased to $65,000 for the twelve months ended December 31, 1999 from $1.6 million for the twelve months ended December 31, 1998. The decrease was a result of a reduction in equity investments on which to record losses.

LIQUIDITY AND CAPITAL RESOURCES

CREDIT FACILITY

         iXL has funded its operations primarily with cash generated from operations, sales of securities and bank borrowings. On January 7, 2000, we entered into a senior secured revolving syndicated credit facility with several institutions providing for borrowings of up to $50.0 million. The credit facility expires on January 7, 2002. The credit facility bears interest payable at least quarterly at a rate of either (i) 2.75% plus an adjusted LIBOR rate or
(ii) 1.75% plus the greater of Chase Manhattan Bank's prime rate or .5% plus the federal funds rate. The credit facility is secured by liens on substantially all of the assets of our domestic operating subsidiaries. These obligations are also secured by all of the capital stock of iXL's domestic operating subsidiaries, iXL's stock holdings in ProAct, the general and limited partnership interests in iXL Ventures LP, and 65% of the capital stock of iXL's foreign subsidiaries, including the pledge of the capital stock of the same subsidiary companies. The credit facility provided for borrowings based upon a borrowing base formula of qualified billed and unbilled accounts receivable. A commitment fee is charged on the unused portion of the credit facility.

         On December 7, 2000, the Company executed an amendment to the credit facility to waive a violation of a financial covenant. The credit facility was further amended to: restrict the borrowing base to qualified billed accounts receivable from domestic operations; permit the sale by the Company of equity interests forming part of the collateral securing iXL's obligations associated with the credit facility; reduce the amount of permitted capital expenditures; reduce the minimum required consolidated EBITDA (earnings before interest, income taxes, depreciation and amortization); and require the Company to maintain an minimum level of liquidity.

         As of December 31, 2000, our borrowing base had been reduced due to a decrease in our qualified billed accounts receivables and borrowings available under the credit facility. As a result, we had a restricted cash balance of approximately $4.7 million at December 31, 2000. The Company had utilized approximately $24.7 million of the credit facility for letters of credit issued primarily as security for office leases as of December 31, 2000. Approximately $21.1 million of these letters of credit utilized pertain to properties that we have abandoned but for which we still have a contractual obligation.

         On March 30, 2001, the Company executed an amendment to the credit facility which reduced the commitment under the credit facility from $50.0 million to $35.0 million, to expand the borrowing base to include foreign receivables and certain assets of iXL Ventures and to eliminate and amend certain financial covenants. This amendment required the Company to provide $10.0 million of additional collateral in the form of restricted cash and further required the provision of an additional $5.0 million in the form of restricted cash by September 30, 2001. The collateral and the commitment are each subject to further reductions of up to $15.0 million upon the elimination or reduction of outstanding letters of credit. The amended credit facility established certain EBITDA covenants for the second, third, and fourth quarters of 2001. This amendment to the credit facility became effective on April 2, 2001.

NOTE PAYABLE TO PROACT

         On December 19, 2000 the Company consummated a transaction with ProAct in which iXL Ventures PHC, Inc., an indirect wholly owned subsidiary of the Company, issued a 5.75% secured convertible note to ProAct in exchange for a cash payment of $20.0 million. The note is secured by and exchangeable for (upon satisfaction of certain conditions) 10 million shares of common stock of ProAct held by iXL Ventures PHC, Inc. iXL Ventures PHC, Inc. has no other properties or assets other than its interest in the ProAct common stock. The note is non-recourse to iXL Enterprises, Inc.

         The note accrues interest at 5.75% per annum on a quarterly basis commencing March 31, 2001. The entire amount of unpaid principal and accrued and unpaid interest is due and payable on January 7, 2004. The Company may at any time prepay all or a portion of the principal amount. The Company may repay the principal amount of the note by payment in cash or by transfer of the pledged collateral. Also, ProAct, at its option, may at any time (1) exchange the note for the pledged collateral or (2) purchase the pledged collateral for $20.0 million.

         Additionally, in conjunction with the issuance of the secured convertible note, the Company issued to ProAct call rights to purchase up to 10 million shares of its common stock owned by iXL Ventures L.P. at a purchase price of $3.00 per share. ProAct may exercise the call rights at any time for all or a portion of the call shares provided that the minimum amount of call shares purchased at any time is 500,000. The call rights expire on January 7, 2004.

         The Company allocated the proceeds received from the debt issuance between the note and the call rights based on their relative fair market values at the date of issuance. As a result, the portion allocated to the call rights will be recognized as additional interest expense over the term of the note. The effective rate of interest on the note was approximately 20% at December 31, 2000.

STOCK SALES

         On December 28, 2000, the Company entered into a stock purchase agreement with HPS America, Inc. under which HPS purchased one million shares of the Company's common stock at $3.00 per share. The Company agreed to subcontract $65.0 million of services to HPS over a three-year period. Services that will be subcontracted to HPS include application software development, migration, re-engineering, systems integration, service management and other professional services. HPS paid $1.5 million upon execution of the agreement. The remaining $1.5 million is due on August 31, 2001 and was recorded as subscription receivable in stockholders' equity. The $65.0 million commitment is required to be met as follows: $5.0 million in the first six months; $10.0 million in the second six months; $20.0 million in the second year; and $30.0 million in the third year. If the Company fails to meet these commitments, the Company must pay HPS the difference between the commitment and the value of the business actually given during the applicable period. Likewise, in any future periods, excess business over the defined commitment is applied against shortfalls in prior periods and returned to the Company. If the requirement for the first six months is not met, HPS can apply the remaining $1.5 million due on the common stock purchase against any shortfall.

         On March 30, 2001, pursuant to an agreement in principal reached March 26, 2001, the Company sold 15,875,000 shares of restricted common stock to unaffiliated third parties and to parties related to the Company through its principal shareholder, including two directors, for total proceeds of approximately $15.9 million before expenses. This stock sale was subject to certain subsequent events, including the effectiveness of the amendment to the credit facility discussed above on April 2, 2001.

WORKING CAPITAL

         As of December 31, 2000, iXL had $40.5 million of working capital, including $48.6 million of cash and cash equivalents and $4.0 million of marketable securities, as compared to $199.5 million of working capital, including $120.8 million in cash and cash equivalents and $34.9 million in marketable securities as of December 31, 1999.

         Cash used in operating activities was $37.1 million for the year ended December 31, 2000, as compared to cash used in operating activities of $65.7 million for the year ended December 31, 1999. The changes in net cash used in operating activities generally reflect the changes in earnings plus the effect of changes in working capital. The Company calculates average days' sales outstanding, or DSO, based on billed and unbilled receivables less deferred revenue. The DSO for the quarter ended December 31, 2000 was 92 as compared to 87 for the quarter ended December 31, 1999. Cash used in investing activities was $81.9 million for the year ended December 31, 2000, as compared to cash used in investing activities of $61.1 million for the year ended December 31, 1999. Cash used in investing activities for the year ended December 31, 2000 and 1999 was primarily used for the purchases of property and equipment and investments in marketable securities. Cash provided by financing activities was $48.0 million for the year ended December 31, 2000 as compared to cash provided by financing activities of $228.6 million for the year ended December 31, 1999. Cash provided by financing activities for the year ended December 31, 2000 primarily resulted from the exercise of stock options and the $20.0 million received from ProAct. Cash provided by financing activities for the year ended December 31, 1999 primarily resulted from the initial and secondary public offerings.

         iXL's future liquidity and capital requirements will depend on many factors. Our cash, cash equivalents and marketable securities decreased to $52.6 million at December 31, 2000 from $155.7 million at December 31, 1999, of which $15.2 million related to ProAct. We believe that our existing cash and cash equivalents and marketable securities, together with funds that may be available under the credit facility, and proceeds from our recent stock sales will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of 2001. However, we may need to raise additional funds to fund operations or further reduce our workforce, or both if we experience operating results below our expectations or in the event we violate the covenants of the credit facility during such period. We are also evaluating and are in discussions to raise additional funds through the sale of certain minority equity interests in developing businesses held by iXL

Ventures. There is no guarantee any such assets can be sold for cash. If we raise additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences or privileges senior to those of common stock. Furthermore, because of the low trading price of iXL's common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of iXL. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If this additional financing becomes necessary and is not available or we are unable to raise funds from the sale of assets, we may need to dramatically change our business plan or sell or merge the business.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Adoption of SFAS 133, as amended by FAS 138, is required for the fiscal quarter beginning January 1, 2001. We do not expect the adoption of SFAS 133 to have a material impact on our financial statements.

         In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We do not expect the adoption of SFAS 140 to have a material impact on our financial statements.

                                  RISK FACTORS

         iXL stockholders may be exposed to risks inherent to our business. Prospective investors should carefully consider the following factors as well as other information contained in this Annual Report on Form 10-K before deciding to invest in iXL common stock.

RISKS RELATED TO IXL'S BUSINESS AND OPERATIONS

WE MAY NOT BE ABLE TO ADAPT OUR BUSINESS SUCCESSFULLY TO THE REDUCTION IN DEMAND FOR INTERNET CONSULTING SERVICES.

         The dynamics of the demand for Internet consulting services changed rapidly and are continuing to do so. The average amount of time invested to secure any given project has been extended. It is likely that demand for Internet consulting services will remain lower than prior levels for the near future. We are attempting to adapt our business and business processes to this evolving environment. If we fail to restructure our operations sufficiently and adapt our business processes to the evolving marketplace, our business will suffer a material adverse impact.

POTENTIAL FLUCTUATIONS IN OUR QUARTERLY RESULTS MAKE FINANCIAL FORECASTING DIFFICULT AND COULD AFFECT OUR COMMON STOCK TRADING PRICE.

         As a result of our ongoing restructuring, our limited operating history, the fluctuations in demand for Internet consulting services, rapid historical growth, numerous historical acquisitions and the emerging nature of the markets in which we compete, we believe that quarter-to-quarter comparisons of results of operations for preceding quarters are not necessarily meaningful. Also, it is difficult to forecast our quarterly results due to, among other things, the difficulty in predicting the amount and timing of client expenditures, our acquisitions and our employee utilization. Our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. You should not rely on the results of any one quarter as an indication of our future performance. When the Company or authorized executives make forecasts or comments about future results, those statements are subject to, among other things, risks and uncertainties noted in this paragraph and discussed in this and other of our SEC filings.

WE MAY NOT BE ABLE TO COMPLETE OUR RESTRUCTURING SUCCESSFULLY AND ADAPT TO OUR NEW STRUCTURE.

         In response to diminished demand for Internet consulting services, we have undertaken an extensive restructuring effort. We began this restructuring in September 2000, and believe that the vast majority of our restructuring efforts are behind us. However, additional adjustments to our structure are expected and further adjustments may be necessary to adapt to the evolving demand for internet consulting services.

         To date, the following actions have occurred in the course of this restructuring:

         - our workforce has been reduced (through layoffs and voluntary resignations) to a current level of approximately 1,600 employees as of December 31, 2000;

         - we have closed 11 of our prior total of 23 offices; currently we have 12 offices in the following metropolitan areas:
                  Atlanta, GA; Charlotte, NC; Richmond, VA; Washington, DC; New York, NY; Boston, MA; Chicago; IL; Memphis, TN; Dallas, TX; San Francisco and San Diego, CA; and London, England; and

         - we have experienced significant changes in our executive management team and effective February 2001, we have hired Christopher M. Formant as our new Chief Executive Officer and President.

         Our failure to complete our restructuring successfully and to adapt to our new structure may have a material adverse effect on our financial condition and results of operations.

         As a result of our office closings, we have many leased offices that we no longer occupy. Our obligations under certain of these leases are secured by cash security deposits and/or letters of credit issued under our senior credit facility. In the aggregate, these lease obligations, including the deposits and letters of credit, have a material impact on iXL's expenses and on our liquidity and capital resources. Our failure to relet these offices and to secure the return of the security deposits and letters of credit may have a material adverse effect on our liquidity and financial resources.

THE LOSS OF ONE OR MORE OF OUR MAJOR CLIENTS COULD HARM OUR BUSINESS.

         For fiscal year 2000, approximately 60% of iXL's revenue was received from its top thirty clients. The loss of one or more of our major clients, the failure to attract new clients on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm our business and prospects. One of iXL's clients comprised more than 5% of revenue.

WE GENERALLY DO NOT HAVE LONG-TERM CONTRACTS AND NEED TO ESTABLISH RELATIONSHIPS WITH NEW CLIENTS.

         Our clients generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a client may or may not engage us for further services once a project is completed or may unilaterally reduce the scope of, or terminate, existing projects. To become profitable, we need to establish and develop relationships with additional Global 1000 companies and other corporate users of information technology. The absence of long-term contracts and the need for new clients create an uncertain revenue stream, which could negatively affect our financial condition and our results of operations.

OUR FAILURE TO RAISE ADDITIONAL CAPITAL OR TO ACHIEVE PROFITABILITY WOULD HARM OUR BUSINESS.

         iXL's future liquidity and capital requirements will depend on many factors. Our cash, cash equivalents and marketable securities decreased to $52.6 million at December 31, 2000 from $155.7 million at December 31, 1999, of which $15.2 million related to ProAct. We believe that our existing cash and cash equivalents and marketable securities, together with funds that may be available under the credit facility, and proceeds from our recent stock sales will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of 2001. However, we may need to raise additional funds to fund operations or further reduce our workforce, or both if we experience operating results below our expectations or in the event we violate the covenants of the credit facility during such period. We are also evaluating and are in discussions to raise additional funds through the sale of certain minority equity interests in developing businesses held by iXL Ventures. There is no guarantee any such assets can be sold on acceptable terms or for cash. If we raise additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences or privileges senior to those of common stock. Furthermore, because of the low trading price of iXL's common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of iXL. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If this additional financing becomes necessary and is not available or we are unable to raise funds from the sale of assets, we may need to dramatically change our business plan or sell or merge the business.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

         Our operations commenced in May 1996, and we have engaged in extensive restructuring efforts since September 2000. As a result, we have a limited operating history on which you can base your evaluation of our business and prospects. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. These risks are further amplified by the fact that we are operating in the new and rapidly evolving strategic Internet services market. These risks and uncertainties include, among others, the following:

         - our business model and strategy have evolved and are continually being reviewed;

         - we may not be able to successfully implement our business model and strategy;

         -        our management has not worked together for very long; and

         - we may not be able to attract and maintain executives and other employees.

         We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in iXL will decline.

WE HAVE AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND MAY INCUR FUTURE LOSSES.

         As of December 31, 2000, we had an accumulated deficit of approximately $488.4 million. Additionally, our revenue composition has changed substantially from inception, and we expect further change as our business develops. As a result, we may not be able to achieve or sustain profitability. If we fail to achieve or sustain profitability, the trading price of our common stock would likely decline.

WE MAY BE UNABLE TO GROW OR TO MANAGE OUR GROWTH EFFECTIVELY.

         Continued, planned growth is a key component of increasing the value of our common stock. Since its inception, our business has grown significantly, although much of this growth has been offset through our ongoing restructuring. To increase the value of our common stock, we must succeed at growing our revenue and attaining and improving profitability. Our growth could be adversely affected by many factors, including, among others, fluctuations in demand and economic downturns. As a result of these concerns, we are not likely to repeat our historical growth rate. Rapid changes in our employee base place significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems and controls.

IF WE FAIL TO ATTRACT AND RETAIN EMPLOYEES, OUR GROWTH COULD BE LIMITED AND OUR COSTS COULD INCREASE.

         Historically, we have experienced significant employee turnover. Our future success will depend in large part upon our ability to attract, train and retain additional highly skilled executive-level management and creative, technical, consulting and sales personnel. The competition in the Internet consulting industry for such personnel is intense, and we cannot be sure that we will be successful in attracting, training and retaining such personnel. Therefore, we must compensate our employees in a manner that is competitive within the industry. Most of our employees have been granted stock options, the majority of which have an exercise price above the current market value of our common stock. Many of our employees and several of our executive officers have joined us recently. Our ability to generate revenue is dependent upon the number and expertise of the personnel we employ. High turnover resulting in additional training and recruiting expense would decrease our profitability.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS.

         Our success depends largely on the skills of our key management personnel. The loss of one or more of our key management personnel may materially and adversely affect our business and results of operations. Currently, our key management personnel are U. Bertram Ellis, Jr., our Chairman of the Board, Christopher M. Formant, our Chief Executive Officer and President, Michael J. Casey, our Chief Financial Officer, Executive Vice President, and Treasurer, and Kevin Foster, our Executive Vice President for Client Services. We do not maintain key man insurance for any of our employees other than Mr. Ellis and Mr. Formant. We cannot guarantee that we will be able to replace any of these individuals in the event their services become unavailable.

         We have experienced significant turnover of our executives. Of the executives listed above, only two (Mr. Ellis and Mr. Foster) were employed with iXL as of the beginning of March 2000. Additionally, seven persons (William C. Nussey, former Chief Executive Officer of our subsidiary iXL, Inc., Niraj Shah, former Chief Operating Officer of iXL, Inc., M. Wayne Boylston, our former Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary, Barry Sikes, former Chief Operating Officer of iXL, Inc., David Clauson, former Executive Vice President for Worldwide Marketing of iXL, Inc., Benjamin Chen, former Chief Technology Officer of iXL, Inc., and Vincent M. Copeland, former Executive Vice President for Worldwide Client Development) who were key iXL executives during 2000 are no longer employed by iXL. As a result, our current management team has not worked together for very long, and will continue to evolve as we hire new executives to support our new Chief Executive Officer. We have also made and intend to make management changes throughout the Company.

OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY IS IMPORTANT TO OUR BUSINESS.

         We have a variety of copyrights, trademarks, trade secrets and other intellectual property rights, which are important to our business. The steps we take to protect our intellectual property may not be adequate. Effective protection may not be available in every country. In addition, although we believe that our intellectual property rights do not infringe on the intellectual property rights of others, we cannot be sure that other parties will not assert claims against us. We may expend significant financial and managerial resources on these claims. Further, because patent applications are not matters of public record until approved and issued, we may be using technologies subject to patent applications by other parties, and we cannot be sure that we will be entitled to continued use of such technologies if any such third party patent were approved and issued.

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

OUR INTERNATIONAL OPERATIONS INVOLVE FINANCIAL AND OPERATIONAL RISK.

         We have limited experience in managing foreign offices and limited experience in marketing services to clients operating in foreign markets. There are risks inherent in conducting business on a global level, such as, among other things, instability, labor disturbances or regulations, fluctuations in currency exchange rates and potentially adverse tax consequences, any of which could adversely affect our operations.

OUR FIXED-PRICE CONTRACTS INVOLVE FINANCIAL RISK.

         Most of our client engagements are performed on a time and materials basis, rather than a fixed-price basis. However, from time to time certain of our clients demand fixed-price arrangements. We assume greater financial risk on fixed-price contracts than on time-and-materials engagements. We have a limited history in estimating our costs for our fixed-price engagements. If we fail to estimate costs on fixed-price contracts accurately or encounter unexpected problems, our financial performance will be adversely effected. We have had to commit unanticipated resources to complete some of our fixed-price projects, resulting in lower gross margins. We may experience similar situations in the future.

WE MAY BE SUBJECT TO POTENTIAL CLAIMS FOR DEFECTS OR ERRORS IN THE SOLUTIONS WE DEVELOP.

         Many of the solutions we develop are critical to the operations of our clients' businesses. Any defects or errors in these solutions could result in, among other things, the following:

         -        lower realization rates;
         -        delayed or lost client revenue;
         -        adverse customer reaction toward iXL;
         -        negative publicity;
         -        additional expenditures to correct the problem; and
         -        claims against us.

         Our standard contracts limit our damages arising from negligent conduct in rendering our services. We believe these limitations on damages are enforceable but may be subject to a challenge in litigation and, if such a challenge is successful, may not protect us from liability for damages. In addition, large claims may not be adequately covered by insurance and may raise our insurance costs.

RISKS RELATED TO THE INTERNET CONSULTING INDUSTRY

THE DEVELOPING MARKET FOR INTERNET CONSULTING SERVICES AND THE LEVEL OF ACCEPTANCE OF THE INTERNET AS A BUSINESS MEDIUM WILL AFFECT OUR BUSINESS.

         The market for Internet consulting services is relatively new and is evolving rapidly. Our future growth is dependent upon our ability to provide Internet consulting services that are accepted by our existing and future clients as an integral part of their business model. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The level of demand and acceptance of strategic Internet services is dependent upon a number of factors, including, among other things, the following:

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

WE MAY NOT BE ABLE TO ADAPT TO THE CONTINUOUS TECHNOLOGICAL CHANGE IN OUR
MARKET.

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

WE OPERATE IN A HIGHLY COMPETITIVE MARKET WITH RELATIVELY LOW BARRIERS TO ENTRY.

         The market for our solutions and services is highly competitive and characterized by a growing number of companies that have introduced or developed similar offerings. Our target market is rapidly evolving and is subject to continuous technological changes. Additionally, there are relatively low barriers of entry into our business. We currently have limited patented or other proprietary technology that would preclude or inhibit competitors from entering the Internet consulting market. As a result, iXL's competitors may be better positioned to address these developments and may react more favorably to these changes, which could have a material adverse effect on iXL's business, results of operations and financial condition. Existing and future competitors may develop or offer solutions and services that provide significant technological, creative, performance, price or other advantages over the services offered by us.

         We classify our competitors into several groups:

         -        e-business solution providers;

         -        strategic consulting firms;

         -        large information technology consulting services providers;
                  and

         -        computer hardware and service vendors.

         Our primary competitors today are Sapient Corporation, Razorfish, Inc., Proxicom, Inc., Scient Corp., Viant Corp., and smaller professional services firms. In addition, the "Big Five" consulting firms as well as other large and small services firms are now more involved in the Internet consulting services arena. We also compete with professional services groups of computer equipment companies such as IBM; outsourcing firms, such as Computer Sciences Corporation and Electronic Data Systems; and the in-house information technology, marketing and design service departments of iXL's current and potential clients. These larger firms may be better positioned than iXL to secure attractive client engagements, and may also be better positioned to withstand any fluctuations in demand.

         Many of iXL's current and potential competitors have longer operating histories and relationships with clients; larger installed customer bases; and significantly greater financial, technical, marketing and public relations resources than iXL. Competitors that have established relationships with large companies but limited expertise in providing e-business solutions may successfully use their client relationships to enter our target market or prevent our penetration into their client accounts.

         We believe that due to the low cost of entering our markets, competition will intensify and increase in the future. This intense competition may limit our ability to become profitable or result in the loss of market share. As a result, our competitors may be better positioned to address developments in the industry or may react more effectively to industry changes, which could adversely affect our business. Additionally, because competition for Fortune 500 client accounts is significant, some clients are demanding discounts and/or other preferred terms in their contracts. iXL's unwillingness or inability to grant discounts in an effort to protect its profit margins may impact iXL's ability to attract and maintain these clients.

RISKS RELATED TO OUR COMMON STOCK

YOU MAY ENCOUNTER VOLATILITY IN THE MARKET PRICE FOR OUR COMMON STOCK.

         The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to, among others, factors such as the following:

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

         In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. As a result of these and other broad factors, there can be no assurance that our stock price will reach levels previously attained.

         Further, the existing market for our common stock may not be sustained. In such circumstances, it may be difficult for shareholders to sell shares of our common stock at a price that is attractive. Also, in connection with our acquisition strategy and financing activities, we have issued many shares of our common stock to a large number of people and entities under exemptions from the relevant securities laws. In addition, as a part of our compensation and employee retention program, we have granted 31,336,074 stock options as of December 31, 2000. The number of shares issued and number of stock options granted could have a significant effect on the volatility of the market price of our stock.

OUR COMMON STOCK MAY LOSE ELIGIBILITY FOR TRADING ON THE NASDAQ NATIONAL MARKET.

         Due to the recent downturn for Internet consultants, the bid price for our common stock has declined substantially, and it is possible that in the future we may lose our eligibility under various tests for trading on the NASDAQ National Market. If our stock were no longer eligible for trading on the NASDAQ National Market, it is likely that trading activity in our common stock would decline substantially, further depressing the trading price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

NOTE PAYABLE TO PROACT

         On December 19, 2000 the Company consummated a transaction with ProAct in which iXL Ventures PHC, Inc., an indirect wholly owned subsidiary of the Company, issued a 5.75% secured convertible note to ProAct in exchange for a cash payment of $20.0 million. The note is secured by and exchangeable for, upon satisfaction of certain conditions, 10 million shares of common stock of ProAct held by iXL Ventures PHC, Inc. iXL Ventures PHC, Inc. has no other properties or assets other than its interest in the ProAct common stock. The note is non-recourse to iXL Enterprises, Inc.

         The note accrues interest at 5.75% per annum on a quarterly basis commencing March 31, 2001. The entire amount of unpaid principal and accrued and unpaid interest is due and payable on January 7, 2004. The Company may at any time prepay all or a portion of the principal amount. The Company may repay the principal amount of the note by payment in cash or by transfer of the pledged collateral. Also, ProAct, at its option, may at any time (1) exchange the note for the pledged collateral or (2) purchase the pledged collateral for $20,000. We are required to make adjustments to the carrying value of the note for changes in the fair value of ProAct's common stock because the terms of the note enable ProAct to exchange the note for the pledged collateral. We will record any resulting adjustment as interest income or interest expense.

         Additionally, in conjunction with the issuance of the secured convertible note, the Company issued to ProAct call rights to purchase up to 10 million shares of its common stock owned by iXL Ventures LP at a purchase price of $3.00 per share. ProAct may exercise the call rights at any time for all or a portion of the call shares provided that the minimum amount of call shares purchased at any time is 500,000. The call rights expire on January 7, 2004.

         The Company allocated the proceeds received from the debt issuance between the note and the call rights based on their relative fair market values at the date of issuance. The portion allocated to the call rights resulted in a corresponding discount on the note and will be recognized as additional interest expense over the term of the note. As a result, the effective rate of interest on the note was approximately 20% at December 31, 2000. The note is recorded in long-term debt at its discounted value plus accrued interest, together with the call rights that are recorded at their fair value. We are required to reflect the call rights at their fair value while they are outstanding with any resulting changes in the fair value being recorded as income or expense. The Company uses the Black-Scholes option-pricing model to determine the fair value of the call rights.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

                                                                                PAGE
                                                                                ----

FINANCIAL STATEMENTS:

Report of Independent Accountants .........................................      23

Consolidated Balance Sheets at December 31, 1999 and 2000 .................      24

Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2000 .............................      25

Consolidated Statements of Changes in Stockholders' Equity for
  each of the three years in the period ended December 31, 2000 ...........      26

Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2000 .............................      27

Notes to Consolidated Financial Statements ................................      28

FINANCIAL STATEMENT SCHEDULE:

For each of the three years in the period ended December 31,
  2000 II -- Valuation and Qualifying Accounts ............................      44

Summary of Quarterly Results of Operations-- Unaudited ....................      45

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of iXL Enterprises, Inc.:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iXL Enterprises, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 12, 2001, except as to
Notes 2 and 22, which are as of April 2, 2001

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        DECEMBER 31,
                                                                                                 --------------------------
                                                                                                    1999            2000
                                                                                                 ----------      ----------

                                                          ASSETS
Current assets:
  Cash and cash equivalents ...............................................................      $  120,812      $   48,595
  Marketable securities ...................................................................          34,895           3,967
  Accounts receivables less allowance for doubtful accounts
    of $4,021 and $21,339 in 1999 and 2000 ................................................          62,836          47,330
  Unbilled revenue ........................................................................          21,794          13,858
  Prepaid expenses and other assets .......................................................           6,610           3,035
                                                                                                 ----------      ----------
         Total current assets .............................................................         246,947         116,785
  Property and equipment, net .............................................................          52,273          69,896
  Intangible assets, net ..................................................................          55,851          41,589
  Other non-current assets ................................................................           2,784           6,165
                                                                                                 ----------      ----------
         Total assets .....................................................................      $  357,855      $  234,435
                                                                                                 ==========      ==========

                                    LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                                  AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................................      $   13,988      $   22,919
  Deferred revenue ........................................................................          10,750           7,537
  Accrued liabilities .....................................................................          22,229          15,180
  Restructuring reserve ...................................................................              --          30,328
  Current portion of long-term debt .......................................................             530             323
                                                                                                 ----------      ----------
         Total current liabilities ........................................................          47,497          76,287
Non-current portion of restructuring reserve ..............................................              --          11,297
Long-term debt less current portion........................................................           1,308          20,395
Other long-term liabilities ...............................................................              --              48
                                                                                                 ----------      ----------
         Total liabilities ................................................................          48,805         108,027
                                                                                                 ----------      ----------

Mandatorily redeemable preferred stock of subsidiary.......................................          48,955              --
                                                                                                 ----------      ----------

Commitments and contingencies (Note 19)

Stockholders' equity:
 Common stock, par value of $.01, 200,000,000 authorized; issued 67,558,858 and
   77,150,700 in 1999 and 2000; outstanding 67,206,442 and 76,798,284 in 1999 and
   2000 ...................................................................................             676             775
  Additional paid-in capital ..............................................................         392,432         620,914
  Note receivable from stockholder ........................................................            (900)             --
  Subscription receivable .................................................................              --          (1,500)
  Unearned compensation ...................................................................          (7,272)         (3,455)
  Accumulated deficit .....................................................................        (135,973)       (488,438)
  Accumulated other comprehensive income (loss)............................................          12,020          (1,000)
  Treasury stock at cost; 352,416 shares ..................................................            (888)           (888)
                                                                                                 ----------      ----------
     Total stockholders' equity ...........................................................         260,095         126,408
                                                                                                 ----------      ----------
     Total liabilities, mandatorily redeemable preferred stock and stockholders' equity ...      $  357,855      $  234,435
                                                                                                 ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                                1998            1999            2000
                                                             ----------      ----------      ----------
Revenue ...............................................      $   64,767      $  218,343      $  359,336
Expenses:
     Professional services expenses ...................          35,924         110,317         213,754
     Sales and marketing expenses .....................          15,983          49,019          39,304
     General and administrative expenses ..............          42,590          95,633         175,805
                                                             ----------      ----------      ----------
        Operating loss before charges and non-cash
          expenses ....................................         (29,730)        (36,626)        (69,527)

     Stock-based compensation and other ...............           1,641           4,920           4,198
     Depreciation .....................................           5,217          12,857          20,532
     Amortization .....................................          10,590          18,174          43,969
     Impairment charge on intangible assets ...........              --              --          97,402
     Restructuring charges ............................              --              --          76,588
                                                             ----------      ----------      ----------
        Loss from operations ..........................         (47,178)        (72,577)       (312,216)

Other expense .........................................             (28)           (161)         (1,754)
Interest income .......................................             750           3,577           5,391
Interest expense ......................................            (770)           (987)         (2,118)
Equity in net losses of affiliates ....................          (1,640)            (65)        (41,168)
                                                             ----------      ----------      ----------
        Loss before income taxes ......................         (48,866)        (70,213)       (351,865)
Income tax expense ....................................              --              --             600
                                                             ----------      ----------      ----------
        Net loss ......................................         (48,866)        (70,213)       (352,465)

Dividends and accretion on mandatorily redeemable
   preferred stock ....................................          (9,099)        (20,966)             --
                                                             ----------      ----------      ----------
        Net loss available to common stockholders .....      $  (57,965)     $  (91,179)     $ (352,465)
                                                             ==========      ==========      ==========
Net loss per share:
Basic and diluted net loss per common share ...........      $    (4.92)     $    (2.08)     $    (4.73)
                                                             ==========      ==========      ==========
Weighted average common shares outstanding ............          11,777          43,747          74,593
                                                             ==========      ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                           CLASS A
                                       PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                      -----------------       --------------------     PAID-IN    SUBSCRIPTION
                                      SHARES      VALUE       SHARES         VALUE     CAPITAL     RECEIVABLE
                                      -------     -----       -------        -----    ----------  ------------


Balance, December 31, 1997...        169,260      $   2       8,229,800      $  82     $ 38,760     $    --
                                     -------      -----      ----------      -----     --------     -------
Stock issuance...............          8,031                         --         --        5,512
Stock issuance in connection
 with acquisitions...........                                 8,047,305         81       41,663
Treasury stock acquired......                                  (252,416)
Stock options exercised......                                    57,800
Dividends and accretion on
 mandatorily redeemable
 preferred stock.............                                                            (8,671)
Common stock to be issued in
 connection with class D
 preferred stock.............                                                            13,235
Issuance of stock options and
  warrants...................                                                             3,508
Stock compensation and warrant
  expense....................                                                               813
Comprehensive loss:
  Net loss...................
  Foreign currency translation
   adjustment................
Total comprehensive income loss
                                     -------      -----      ----------      -----     --------     -------
Balance, December 31, 1998...        177,291          2      16,082,489        163       94,820          --
                                     -------      -----      ----------      -----     --------     -------

Stock issuance...............       (177,291)        (2)     33,437,434        335      183,969
Conversion of escrow shares to
 treasury stock..............                                  (100,000)
Conversion, dividends and
 accretion of mandatorily
 redeemable preferred stock..                                17,786,519        178       85,870
Issuance of stock options....                                                            10,325
Accretion of mandatorily
 redeemable preferred stock
 of subsidiary...............                                                            (1,054)
Stock compensation and warrant
 expenses....................                                                            18,502
Comprehensive loss:
  Net loss...................
  Foreign currency translation
   adjustment................
  Unrealized gain on
   marketable securities.....
Total comprehensive loss.....
                                     -------      -----      ----------      -----     --------     -------
Balance, December 31, 1999...             --         --      67,206,442        676      392,432          --
                                     -------      -----      ----------      -----     --------     -------

Stock issuance...............                                 1,000,000         10        2,990      (1,500)
Stock issuance in connection
 with acquisitions...........                                 4,007,910         40      137,718
Issuance of stock options....                                                             2,108
Stock options exercised and
 stock issued under employee
 stock purchase plan.........                                 4,936,348         49       26,070
Repayment of note receivable
 from stockholder............
Deconsolidation of
 subsidiaries to equity basis                                                            59,596
Stock compensation expense...
Comprehensive loss:
  Net loss...................
  Foreign currency translation
   adjustment................
  Unrealized loss on
   marketable securities.....
Total comprehensive loss.....
                                     -------      -----      ----------      -----     --------     -------
Balance, December 31, 2000...             --      $  --      77,150,700      $ 775     $620,914     $(1,500)
                                     =======      =====      ==========      =====     ========     =======

                                                      ACCUMULATED       NOTE
                                                         OTHER       RECEIVABLE                                   TOTAL
                                    ACCUMULATED      COMPREHENSIVE      FROM         UNEARNED      TREASURY   STOCKHOLDERS'
                                      DEFICIT         INCOME(LOSS)   STOCKHOLDER   COMPENSATION     STOCK        EQUITY
                                    -----------      -------------   -----------   ------------    --------   -------------

Balance, December 31, 1997...        $  (16,894)       $    --        $   --         $     --       $   --       $ 21,950
                                     ----------        -------        ------         --------       ------       --------
Stock issuance...............                                           (900)                                       4,612
Stock issuance in connection
 with acquisitions...........                                                                                      41,744
Treasury stock acquired......                                                                         (888)          (888)
Stock options exercised......
Dividends and accretion on
 mandatorily redeemable
 preferred stock.............                                                                                      (8,671)
Common stock to be issued in
 connection with class D
 preferred stock.............                                                                                      13,235
Issuance of stock options and
  warrants...................                                                          (3,508)
Stock compensation and warrant
  expense....................                                                           1,641                       2,454
Comprehensive loss:
  Net loss...................           (48,866)
  Foreign currency translation
   adjustment................                              (10)
Total comprehensive income loss                                                                                   (48,876)
                                     ----------        -------        ------         --------       ------       --------
Balance, December 31, 1998...           (65,760)           (10)         (900)          (1,867)        (888)        25,560
                                     ----------        -------        ------         --------       ------       --------

Stock issuance...............                                                                                     184,302
Conversion of escrow shares to
treasury stock...............
Conversion, dividends and
 accretion of mandatorily
 redeemable preferred stock..                                                                                      86,048
Issuance of stock options....                                                         (10,325)
Accretion of mandatorily
 redeemable preferred stock
 of subsidiary...............                                                                                      (1,054)
Stock compensation and warrant
 expenses....................                                                           4,920                      23,422
Comprehensive loss:
  Net loss...................           (70,213)
  Foreign currency translation
   adjustment................                             (197)
  Unrealized gain on
   marketable securities.....                           12,227
Total comprehensive loss.....                                                                                     (58,183)
                                     ----------        -------        ------         --------       ------       --------
Balance, December 31, 1999...          (135,973)        12,020          (900)          (7,272)        (888)       260,095
                                     ----------        -------        ------         --------       ------       --------

Stock issuance...............                                                                                       1,500
Stock issuance in connection
 with acquisitions...........                                                                                     137,758
Issuance of stock options....                                                          (2,108)
Stock options exercised and
 stock issued under employee
 stock purchase plan.........                                                                                      26,119
Repayment of note receivable
 from stockholder............                                            900                                          900
Deconsolidation of
 subsidiaries to equity basis                                                           1,787                      61,383
Stock compensation expense...                                                           4,138                       4,138
Comprehensive loss:
  Net loss...................          (352,465)
  Foreign currency translation
   adjustment................                           (1,212)
  Unrealized loss on
   marketable securities.....                          (11,808)
Total comprehensive loss.....                                                                                    (365,485)
                                     ----------        -------        ------         --------       ------       --------
Balance, December 31, 2000...        $ (488,438)       $(1,000)       $   --         $ (3,455)      $ (888)      $126,408
                                     ==========        =======        ======         ========       ======       ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                DECEMBER 31,
                                                                              -------------------------------------------------
                                                                                1998                1999                2000
                                                                              ---------           ---------           ---------
Cash flows from operating activities:
Net loss ...........................................................          $ (48,866)          $ (70,213)          $(352,465)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation .....................................................              5,217              12,857              20,532
  Amortization .....................................................             10,590              18,174              43,969
  Provision for doubtful accounts ..................................              1,227               5,111              25,260
  Gain on sale of marketable securities ............................                 --                  --              (1,764)
  Non-cash investment and losses in equity affiliates and
    amortization ...................................................              1,365                  65              41,168
  Impairment on intangible assets ..................................                 --                  --              97,402
  Write-down of leasehold improvements and equipment ...............                 --                  --              35,680
  Stock compensation and warrant expense ...........................              2,454              11,923               4,198
  Changes in assets and liabilities, net of effects from purchase of subsidiaries and deconsolidation of subsidiaries:
     Accounts receivable ...........................................             (9,840)            (49,893)             (2,762)
     Unbilled revenue ..............................................             (5,328)            (13,705)              9,882
     Prepaid expenses and other assets .............................             (4,669)             (5,223)             (1,584)
     Accounts payable and accrued liabilities ......................              5,523              20,597               6,108
     Restructuring reserve .........................................                 --                  --              41,625
     Deferred revenue ..............................................              4,888               4,587              (4,392)
                                                                              ---------           ---------           ---------
          Net cash used in operating activities ....................            (37,439)            (65,720)            (37,143)
                                                                              ---------           ---------           ---------
Cash flows from investing activities:
  Purchases of property and equipment ..............................            (20,304)            (36,797)            (82,322)
  Cost of acquisitions, net of cash acquired .......................            (16,602)             (3,717)             (2,640)
  Deconsolidation of subsidiaries to equity basis ..................                 --                  --             (15,221)
  Purchases of marketable securities ...............................                 --             (28,504)            (64,922)
  Proceeds from sales and maturities of marketable securities ......                 --               5,998              82,801
  Proceeds from sale of assets .....................................                 --               1,892                 408
                                                                              ---------           ---------           ---------
          Net cash used in investing activities ....................            (36,906)            (61,128)            (81,896)
                                                                              ---------           ---------           ---------
Cash flows from financing activities:
  Proceeds from borrowings .........................................             23,428                  --              20,000
  Repayment of borrowings ..........................................             (6,729)            (20,130)               (485)
  Repayment of note receivable from stockholder ....................                 --                  --                 900
  Proceeds from issuance of mandatorily redeemable preferred stock .             40,314                  --                  --
  Proceeds from issuance of stock ..................................              4,612             199,466              27,619
  Proceeds from issuance of mandatorily redeemable  preferred
    stock of subsidiary ............................................              9,839              49,262                  --
  Acquisition of treasury stock ....................................               (888)                 --                  --
                                                                              ---------           ---------           ---------
          Net cash provided by financing activities ................             70,576             228,598              48,034
                                                                              ---------           ---------           ---------
Effect of exchange rate changes on cash and cash equivalents .......                (10)               (197)             (1,212)
          Net increase (decrease) in cash and cash equivalents .....             (3,779)            101,553             (72,217)
Cash and cash equivalents at beginning of year .....................             23,038              19,259             120,812
                                                                              ---------           ---------           ---------
Cash and cash equivalents at end of year ...........................          $  19,259           $ 120,812           $  48,595
                                                                              =========           =========           =========
Supplemental disclosure of cash flow information:
  Cash paid for interest ...........................................          $     797           $     819           $   1,320
                                                                              =========           =========           =========
  Cash paid for income taxes .......................................          $      --           $      --           $     302
                                                                              =========           =========           =========
Non-cash investing and financing activities:
  Acquisition of equipment through capital leases ..................          $     569           $     440           $      --
  Unrealized gain (loss) on marketable securities ..................          $      --           $  12,227           $ (11,808)

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         iXL Enterprises, Inc. is a leading business and technology consultancy that helps companies utilize the power of emerging technologies and advanced business strategies to build stronger, more profitable relationships with their customers and business partners. iXL has 12 offices in the United States and Europe. The Company helps businesses identify how the Internet can be used to their competitive advantage and provides expertise in creative design and systems engineering to design, develop and deploy advanced Internet applications and solutions.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. The Company accounts for its investments in ProAct Technologies Corp., Digital Planet and AppGenesys, Inc. under the equity method of accounting.

         During the second quarter of 2000, the Company's voting interest in ProAct, formerly Consumer Financial Network, Inc., was reduced to less than 50% as the result of ProAct's issuance of additional common stock and mandatorily redeemable convertible preferred stock. Accordingly, in the second quarter of 2000, the Company deconsolidated ProAct. The Company has presented its results of operations and financial condition as if the deconsolidation occurred on January 1, 2000. For additional information about the Company's interest in ProAct, see Note 3.

         During the fourth quarter of 2000, the Company's voting interest in Digital Planet, formerly iXL Live, was reduced to less than 50% as the result of Digital Planet's issuance of additional mandatorily redeemable preferred stock. Accordingly, in the fourth quarter of 2000, the Company deconsolidated Digital Planet. The Company has presented its results of operations and financial condition as if the deconsolidation occurred on January 1, 2000.

         Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION

         Revenue is recognized for fixed fee contracts using the percentage of completion method based on costs incurred. Revenue is recognized as services are performed for time and material contracts. Revenue is recognized in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

         Unbilled revenue represents revenue earned under contracts in advance of billings. Such amounts are normally converted into accounts receivable within 90 days. Deferred revenue represents billings made or cash received in advance of services performed or costs incurred under contracts. Any anticipated losses on contracts are charged to earnings when identified. Revenue from post-contract support is recorded as services are provided.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

         Marketable securities include the Company's investments classified as available-for-sale securities and reported at fair value with unrealized gains and losses reported as a component of other comprehensive income in stockholders' equity. Marketable securities also include short-term investments with original maturities in excess of three months.

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

INTANGIBLE ASSETS

         Intangible assets consist primarily of assembled workforce and excess of cost over fair value of net assets acquired, referred to as goodwill, and are stated at cost less accumulated amortization. Identifiable intangible assets consist primarily of assembled workforce, which is being amortized over its estimated future life of three years. Goodwill is being amortized over its estimated future life of five years.

IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If such circumstances exist, the Company evaluates the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted expected future cash flows or other fair market value determinations. See Notes 4 and 5 for further discussion.

ADVERTISING COSTS

         The Company expenses production costs of advertising the first time the advertising takes place. Advertising expenses were $1,584, $9,927, and $1,396 for the years ended December 31, 1998, 1999 and 2000, respectively.

INCOME TAXES

         The Company has applied the asset and liability approach of SFAS No. 109, "Accounting for Income Taxes," for financial accounting and reporting purposes. The Company accounts for certain items of income and expense in different time periods for financial reporting and income tax purposes. Provisions for deferred income taxes are made in recognition of such temporary differences, where applicable. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized.

STOCK-BASED COMPENSATION PLANS

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations and elects the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company also records stock compensation expense for any options issued to non-employees using the fair value method prescribed in SFAS 123.

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

                                                                 COMMON STOCK EQUIVALENTS AT DECEMBER 31,
                                                            --------------------------------------------------
                     SECURITY                                  1998               1999                 2000
- --------------------------------------------------          ----------          ----------          ----------

Stock options ....................................          18,226,112          28,862,536          31,336,074
Warrants .........................................           2,486,006           3,500,000           3,000,000
Class A convertible preferred stock ..............          17,729,100                  --                  --
Class B mandatorily redeemable
  convertible preferred ..........................           9,876,700                  --                  --
Class C mandatorily redeemable
  convertible preferred ..........................             923,200                  --                  --

         Net loss available to common stockholders used in calculating basic and diluted earnings per share includes charges related to dividends and accretion on mandatorily redeemable preferred stock and mandatorily redeemable preferred stock of subsidiary.

FOREIGN CURRENCY TRANSLATION

         The financial position and results of operations of foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated into the reporting currency (U.S. dollars) at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the period are translated at the average exchange rate in effect during the period. Translation gains and losses are accumulated and reported as a separate component of stockholders' equity. The Company has not entered into any hedging contracts during any of the periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments including cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value. The carrying amount of capital lease obligations approximates fair value based on current rates of interest available to the Company for leases of similar maturities. We are required to make adjustments to the carrying value of our note payable to ProAct as well as certain call rights granted to ProAct, both of which are included in long-term debt. See Note 10 for further discussion.

COMPREHENSIVE INCOME

         SFAS No. 130 "Reporting Comprehensive Income" requires that the total changes in equity resulting from revenue, expenses, and gains and losses, including those that do not affect the accumulated deficit, be reported. Accordingly, those amounts, comprised of foreign currency translation adjustments and unrealized gains or losses on marketable securities, are included in other comprehensive income in the consolidated statements of stockholders' equity.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates. The Company relied on estimates in its calculation of restructuring charges and the impairment charge on intangible assets. See further discussion in Notes 4 and 5.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Adoption of SFAS 133, as amended by FAS 138, is required for the fiscal quarter ending March 31, 2001. We do not expect the adoption of SFAS 133 to have a material impact on our financial statements.

         In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We do not expect the adoption of SFAS 140 to have a material impact on our financial statements.

2.       LIQUIDITY

         iXL's future liquidity and capital requirements will depend on many factors. Our cash, cash equivalents, and marketable securities decreased to $52.6 million at December 31, 2000 from $155.7 million at December 31, 1999, of which $15.2 million related to ProAct. We believe that our existing cash and cash equivalents and marketable securities, together with funds that may be available under the credit facility, and proceeds from our recent stock sales will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of 2001. However, we may need to raise additional funds to fund operations or further reduce our workforce, or both if we experience operating results below our expectations or in the event we violate the covenants of the credit facility during such period. We are also evaluating and are in discussions to raise additional funds through the sale of certain minority equity interests in developing businesses held by iXL Ventures. There is no guarantee any such assets can be sold for cash. If we raise additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences or privileges senior to those of common stock. Furthermore, because of the low trading price of iXL's common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of iXL. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If this additional financing becomes necessary and is not available or we are unable to raise funds from the sale of assets, we may need to dramatically change our business plan or sell or merge the business.

3.       DECONSOLIDATION OF PROACT TECHNOLOGIES CORP.

         During 1998 and 1999, the Company consolidated the operating results, cash flows and financial position of ProAct Technologies Corp., formerly known as Consumer Financial Network, Inc. On March 22, 2000, ProAct sold 32,896,000 shares of its mandatorily redeemable series C convertible preferred stock for net proceeds of approximately $127,084. During the second quarter of 2000, ProAct completed three acquisitions for cash and shares of its common stock totaling approximately $111,000. On June 30, 2000, ProAct sold 25,000,000 shares of mandatorily redeemable series D convertible preferred stock for net proceeds of approximately $148,000. As a result of these transactions, the Company's ownership of ProAct was reduced to approximately 49% of the voting interest and 85% of ProAct's outstanding common stock. Accordingly, the Company's consolidated financial statements for the year ended December 31, 2000 no longer include the consolidated financial statements of ProAct as a consolidated subsidiary, and the Company instead has accounted for its ownership using the equity method of accounting. The above transactions resulted in the Company recording an increase in its stockholders' equity of approximately $62,800 in accordance with the SEC's Staff Accounting Bulletin No. 51. During the three months ended June 30, 2000, ProAct recorded approximately $1,700 of stock compensation expense for the acceleration of the Company's stock options. At December 31, 2000, the Company's investment in ProAct was zero as a result of recording its share of ProAct's losses using the equity method of accounting. Unaudited summary financial information for ProAct is included in Note 10.

4.       RESTRUCTURING CHARGES

         In September 2000, the Company announced a major restructuring of its business operations. The restructuring plan was designed to reduce costs and improve efficiency, and as a result, the Company reduced its workforce by approximately 350 employees. In November 2000, the Company announced plans for additional restructuring which included the closing or sale of several offices and a reduction in workforce by approximately 850 additional employees. Of these total reductions in workforce approximately 800 were professional services personnel, 300 were general and administrative personnel, and 100 were in sales and marketing personnel. The restructuring was an effort to become a more industry-focused company and to deliver a higher level of quality and depth of expertise for our clients. As a result of this restructuring, the Company recorded a charge of $76,588. Included in this total are $38,463 of costs related to rent and sublease expenses net of anticipated sublease income for abandoned office leases, $27,299 million resulting from the write-down leasehold improvements and equipment that were impaired as a result of the closure of offices and a decrease in demand for the Company's services and resulting decrease in revenue, and $10,826 million in severance due to the reduction in workforce.

         The restructuring charges and their utilization as of and for the year ended December 31, 2000 are summarized as follows:


                                                                                            AMOUNTS             RESTRUCTURING
                                                                     CHARGES                UTILIZED              RESERVE
                                                                     -------                --------            -------------
     Abandoned leases .................................              $ 38,463               $ (1,566)              $36,897
     Write down of impaired leasehold
       improvements and equipment .....................                27,299                (27,169)                  130
     Employee termination and severance costs .........                10,826                 (6,228)                4,598
                                                                     --------               --------               -------
                                                                     $ 76,588               $(34,963)              $41,625
                                                                     ========               ========               =======

         The Company expects future cash expenditures related to these restructuring activities to be approximately $41,625, of which $30,328 is anticipated to be paid within the next twelve months. The Company recorded an impairment charge in conjunction with its restructuring charges. The impairment charge is discussed in further detail in Note 5.

5.       IMPAIRMENT CHARGE ON INTANGIBLE ASSETS

         As a result of a sustained drop in the market capitalization of the Company and the changes in the dynamics of the demand for Internet consulting services, during the fourth quarter of 2000, the Company evaluated the recoverability of its intangible assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviewed the undiscounted future cash flows to be generated by its operations. These cash flows were below the carrying value of the goodwill recorded as a result of the Company's acquisitions. Therefore the Company adjusted the carrying value of the goodwill and acquired workforce and recorded an impairment charge of $97,402. Of the total impairment charge taken, $74,047 was a write-down of assets recorded as a result of the Tessera acquisition.

         These intangible assets resulted from the Company's acquisitions. These acquisitions are discussed further in Note 6.

6.                ACQUISITIONS

         During 1998 and 1999, the Company and its subsidiaries acquired 25 companies. The companies acquired and purchase price, including the shares of common stock and related warrants and options issued, are as follows:

                                                               FAIR VALUE
                                                                 OF NET                                                 EXCESS OF
                                                                TANGIBLE                                                COST OVER
                                               TOTAL             ASSETS                                               FAIR VALUE OF
                                              PURCHASE        (LIABILITIES)        ASSEMBLED           OTHER            NET ASSETS
BUSINESS ACQUIRED                              PRICE            ACQUIRED           WORKFORCE         INTANGIBLES         ACQUIRED
- -----------------                            ----------       -------------        ---------         -----------      -------------

Digital Planet .....................          $ 3,550            $   (39)            $ 1,012            $   --            $ 2,577
Micro Interactive, Inc. ............            5,809                281                 999                --              4,529
CommerceWave, Inc. .................            5,459             (1,037)                662               700              5,134
Image Communications, Inc. .........            3,324                381               1,213                --              1,730
Spinners Incorporated ..............            5,543                499               1,129                --              3,915
Tekna, Inc. ........................            4,758                527                 820                --              3,411
Larry Miller Productions, Inc. .....            3,490               (143)                963                --              2,670
NetResponse, L.L.C .................            5,307              1,312               1,168                --              2,827
Ionix Development Corp. ............            3,013                231                 778                --              2,004
Pequot Systems, Inc. ...............            2,501                154                 357                --              1,990
TwoWay Communications LLC ..........            2,469                335                 713                --              1,421
Lava Gesellschaft fur Digitale
  Medien GmbH ......................            1,519               (274)                892                --                901
Other Acquisitions .................           12,669              1,069               5,183                --              6,417
                                              -------            -------             -------            ------            -------
      Total of 1998 acquisitions ...          $59,411            $ 3,296             $15,889            $  700            $39,526
                                              =======            =======             =======            ======            =======

Lava (additional consideration) ....            3,381                 --                  --                --              3,381
iExpert, Inc. ......................            8,359                142                 369             3,900              3,948
                                              -------            -------             -------            ------            -------
      Total of 1999 acquisitions ...          $11,740            $   142             $   369            $3,900            $ 7,329
                                              =======            =======             =======            ======            =======

         On January 11, 2000, the Company acquired Tessera Enterprise Systems, Inc. in exchange for $3,700 and 3,588,655 shares of the Company's common stock. The Company recorded an aggregate purchase price of approximately $132,846. The purchase price in excess of identifiable tangible and intangible assets acquired and liabilities assumed of approximately $116,535 was allocated to goodwill and is being amortized over an estimated useful life of five years. Approximately $6,136 of the aggregate purchase price was allocated to assembled workforce and is being amortized over an estimated useful life of three years.

         All acquisitions have been accounted for using the purchase method, and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair value on the acquisition dates. The historical carrying amounts of tangible net assets acquired approximated their fair values. The fair value of identifiable intangible assets acquired were based on independent appraisals or management estimates. Since the date of acquisition, the results of operations of the acquired companies have been included in the consolidated statements of operations.

         The Company amortizes goodwill over its estimated useful life of primarily five years and assembled workforce over its estimated useful life of three years. However, the Company evaluates the recoverability of its intangible assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a part of this evaluation, the Company recorded an impairment charge of $97,402 as further discussed in Note 5.

         The following unaudited pro forma financial information reflects the results of operations for the year ended December 31, 1999, as if the acquisitions had occurred on January 1, 1999. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 1999 and may not be indicative of future operating results. The unaudited pro forma results are summarized as follows:


                                                       YEAR ENDED DECEMBER 31, 1999
                                                       ----------------------------
        Revenue................................                 $ 243,401
        Net loss...............................                  (74,915)
        Net loss available to common
          stockholders.........................                  (95,881)
        Basic and diluted net loss per common
          share................................                    (2.02)

7.       MARKETABLE SECURITIES

         Marketable securities include short-term investments, such as United States government agency obligations and commercial paper, with original maturities in excess of three months. These short-term investments at December 31, 1999 and 2000 were $22,507 and $3,508, respectively. The fair value of these investments is not materially different from their carrying value. Interest and amortization of premiums and discounts for these short-term investments are included in interest income.

         Marketable securities also include available-for-sale securities, which are recorded at fair market value. These available-for-sale securities represent our investment in the common stock of affiliated companies that are publicly traded, including principally Student Advantage, Inc. We calculated the market value for these securities based on their quoted sales prices at December 31 1999 and 2000. The difference between amortized cost and fair market value is included in other comprehensive income and shown as a separate component of stockholders' equity.

         The following tables summarize the Company's available-for-sale securities:


                                                                     December 31, 1999
                                              ---------------------------------------------------------------
                                                                  Gross            Gross
                                              Amortized        Unrealized        Unrealized
                                                Cost              Gains            Losses        Market Value
                                              ---------        ----------        ----------      ------------
Common stock of affiliates............         $161             $12,227              $--            $12,388


                                                                     December 31, 2000
                                              ---------------------------------------------------------------
                                                                  Gross            Gross
                                              Amortized        Unrealized        Unrealized
                                                Cost              Gains            Losses        Market Value
                                              ---------        ----------        ----------      ------------
Common stock of affiliates............          $40                $419              $--               $459


         During the year ended December 31, 2000, we realized a gain of $1,764 on the sale of 566,311 shares of Student Advantage common stock.

8.       PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows:


                                                     ESTIMATED        DECEMBER 31,
                                                   USEFUL LIVES    -----------------
                                                     IN YEARS      1999        2000
                                                   ------------    ----      --------
    Land......................................         N/A       $    100    $     --
    Building..................................         40             550          --
    Leasehold improvements....................        5-10         13,074      28,753
    Furniture and fixtures....................         5-7         11,539      16,640
    Computer equipment and software...........         3-5         41,429      42,241
    Equipment and other.......................        5-10          6,706       8,577
                                                                 --------    --------
                                                                   73,398      96,211
    Less: Accumulated depreciation and
    amortization..............................                    (21,125)    (26,315)
                                                                 --------    --------
                                                                 $ 52,273    $ 69,896
                                                                 ========    ========

         At December 31, 1999 and 2000, the Company had approximately $2,735 and $2,003, respectively, of equipment under capital leases included in property and equipment and related accumulated amortization of approximately $1,257 and $1,059, respectively. Amortization of these assets recorded under capital leases is included in depreciation expense.

9.       INTANGIBLE ASSETS

    Intangible assets are comprised of the following:


                                                              DECEMBER 31,
                                                          --------------------
                                                            1999       2000
                                                          --------   ---------
        Excess of cost over fair value of net assets
          acquired...................................     $ 60,447   $ 147,495
        Assembled work force.........................       20,285      14,438
        Other........................................        7,665       1,058
                                                          --------   ---------
                                                            88,397     162,991
        Less-- accumulated amortization..............      (32,546)   (121,402)
                                                          --------   ---------
                                                          $ 55,851   $  41,589
                                                          ========   =========

         See Note 5 for discussion on the impairment charge on intangible assets.

10.       EQUITY IN NET LOSSES OF AFFILIATES

         During the year ended December 31, 1998, the Company accounted for its investment in Student Advantage, Inc. using the equity method. Our investment in Student Advantage had a book value of $0 at December 31, 1998. When the Company's ownership interest in Student Advantage fell below 20% in June 1999, we began accounting for our investment using the cost method and classified our investment in marketable securities. In the fourth quarter of 2000, we sold 566,311 shares of Student Advantage common stock for an aggregate sales price of $1,926.

         During the year ended December 31, 2000, the Company accounted for its investments in three affiliates using the equity method. These affiliates and our voting percentage in them include ProAct (49%), Digital Planet (49%) and AppGenesys, Inc. (22%). The Company recorded equity losses of $41,168 associated with these affiliates of which, approximately $39,181 related to ProAct. The investment balances as of December 31, 2000 for each of these affiliates is $0.

         The following is a summary of certain unaudited financial information of ProAct:


                                                              DECEMBER 31,                        September 30,
                                                                  1999                                 2000
                                                              ------------                        -------------
Current assets ...............................                  $ 20,513                            $ 159,736
Non-current assets ...........................                    17,313                              183,873
Current liabilities ..........................                    25,880                               21,605
Non-current liabilities ......................                       134                                  447
Mandatorily redeemable preferred stock .......                    48,955                              309,826
Stockholders' equity .........................                   (37,143)                              11,729


                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1999                                 2000
                                                                ---------------------------------------------
Net revenue ..................................                     1,201                                6,468
Gross margin .................................                    (1,120)                               1,789
Net loss .....................................                   (18,840)                             (57,305)

11.      LONG-TERM DEBT

         The Company's long-term debt is comprised of the following:


                                                                           DECEMBER 31,
                                                                  ------------------------------
                                                                   1999                   2000
                                                                  -------               --------
Borrowings under credit facility ...................              $    --               $     --
5.75% secured convertible note payable to ProAct due
  January 2004 .....................................                   --                 20,000
8.25% note payable to bank in monthly installments
  through January 2002, collateralized by land and
  building .........................................                  444                     --
Notes payable to a former shareholder
  at interest rates from 4.75 to 8.0% expiring from
  2000 to 2001 .....................................                  137                     --
Capital lease obligations, at interest rates from 4%
  to 24% expiring from 1999 to 2004 ................                1,257                    718
                                                                  -------               --------
          Long-term debt............................                1,838                 20,718
Less current portion of long-term debt .............                 (530)                  (323)
                                                                  -------               --------
                                                                  $ 1,308               $ 20,395
                                                                  =======               ========

CREDIT FACILITY

         On January 7, 2000, the Company entered into a senior secured revolving syndicated credit facility with several institutions providing for borrowings of up to $50,000. The credit facility expires on January 7, 2002. The credit facility bears interest payable at least quarterly at a rate of either (i) 2.75% plus an adjusted LIBOR rate or (ii) 1.75% plus the greater of Chase Manhattan Bank's prime rate or .5% plus the federal funds rate. The credit facility is secured by liens on substantially all of the assets of our domestic operating subsidiaries, excluding iXL Ventures. These obligations are also secured by all of the capital stock of iXL's domestic operating subsidiaries, iXL's stock holdings in ProAct, the general and limited partnership interests in iXL Ventures LP, and 65% of the capital stock of iXL's foreign subsidiaries, including the pledge of the capital stock of the same subsidiary companies. The credit facility provided for borrowings based upon a borrowing base formula of qualified billed and unbilled accounts receivable. A commitment fee is charged on the unused portion of the credit facility.

         On December 7, 2000, the Company executed an amendment to the credit facility to waive a violation of a financial covenant. The credit facility was further amended to: restrict the borrowing base to qualified billed accounts receivable from domestic operations; permit the sale by the Company of equity interests forming part of the collateral securing iXL's obligations associated with the credit facility; reduce the amount of permitted capital expenditures; reduce the minimum required consolidated EBITDA (earnings before interest, income taxes, depreciation and amortization); and require the Company to maintain an minimum level of liquidity.

         Because of reductions in the available borrowing base, there were no borrowings available under the credit facility as of December 31, 2000. We also had a restricted cash balance of approximately $4,700. The Company had utilized approximately $24,700 of the credit facility for letters of credit issued primarily as security for office leases as of December 31, 2000. Of the letters of credit utilized as of December 31, 2000, approximately $21,100 pertain to properties that we have abandoned but for which we still have a contractual obligation.

         On March 30, 2001, the Company executed an amendment to the credit facility which reduced the commitment under the credit facility from $50,000 to $35,000, to expand the borrowing base to include foreign receivables and certain assets of iXL Ventures and to eliminate and amend certain financial covenants. This amendment required the Company to provide $10,000 of additional collateral in the form of restricted cash and further required the provision of an additional $5,000 in the form of restricted cash by September 30, 2001. The collateral and the commitment are each subject to further reductions of up to $15,000 upon the elimination or reduction of outstanding letters of credit. The amended credit facility established certain EBITDA covenants for the second, third and fourth quarters of 2001. This amendment to the credit facility became effective on April 2, 2001.

NOTE PAYABLE TO PROACT

         On December 19, 2000 the Company consummated a transaction with ProAct in which iXL Ventures PHC, Inc., an indirect wholly owned subsidiary of the Company, issued a 5.75% secured convertible note to ProAct in exchange for a cash payment of $20,000. The note is secured by and exchangeable for, upon satisfaction of certain conditions, 10 million shares of common stock of ProAct held by iXL Ventures PHC, Inc. iXL Ventures PHC, Inc. has no other properties or assets other than its interest in the ProAct common stock. The note is non-recourse to iXL Enterprises, Inc.

         The note accrues interest at 5.75% per annum on a quarterly basis commencing March 31, 2001. The entire amount of unpaid principal and accrued and unpaid interest is due and payable on January 7, 2004. The Company may at any time prepay all or a portion of the principal amount. The Company may repay the principal amount of the note by payment in cash or by transfer of the pledged collateral. Also, ProAct, at its option, may at any time (1) exchange the note for the pledged collateral or (2) purchase the pledged collateral for $20,000. We are required to make adjustments to the carrying value of the note for changes in the fair value of ProAct's common stock because the terms of the note enable ProAct to exchange the note for the pledged collateral. We will record any resulting adjustment as interest income or interest expense.

         Additionally, in conjunction with the issuance of the secured convertible note, the Company issued to ProAct call rights to purchase up to 10 million shares of its common stock owned by iXL Ventures LP at a purchase price of $3.00 per share. ProAct may exercise the call rights at any time for all or a portion of the call shares provided that the minimum amount of call shares purchased at any time is 500,000. The call rights expire on January 7, 2004.

         The Company allocated the proceeds received from the debt issuance between the note and the call rights based on their relative fair market values at the date of issuance. The portion allocated to the call rights resulted in a corresponding discount on the note and will be recognized as additional interest expense over the term of the note. As a result, the effective rate of interest on the note was approximately 20% at December 31, 2000. The note is recorded in long-term debt at its discounted value plus accrued interest, together with the call rights that are recorded at their fair value. We are required to reflect the call rights at their fair value while they are outstanding with any resulting changes in the fair value being recorded as income or expense. The Company uses the Black-Scholes option-pricing model to determine the fair value of the call rights.

12.      AGREEMENT WITH HPS AMERICA, INC.

         On December 28, 2000, the Company entered into a stock purchase agreement with HPS under which HPS purchased one million shares of the Company's common stock at $3.00 per share. HPS paid $1,500 upon execution of the agreement. The remaining $1,500 is due on August 31, 2001 and was recorded as subscription receivable in stockholders' equity. The Company agreed to subcontract $65,000 of services to HPS over a three-year period. Services that will be subcontracted to HPS include application software development, migration, re-engineering, systems integration, service management and other professional services. The $65,000 commitment is required to be met as follows:
$5,000 in the first six months; $10,000 in the second six months; $20,000 in the second year; and $30,000 in the third year. If the Company fails to meet these commitments, the Company must pay HPS the difference between the commitment and the value of the business actually given during the applicable period. Likewise, in any future periods, excess business over the defined commitment is applied against shortfalls in prior periods and returned to the Company. If the requirement for the first six months is not met, HPS can apply the remaining the $1,500 due on the common stock purchase against any shortfall.

13.      STOCKHOLDERS' EQUITY

         During the year ended December 31, 1998, the Company issued 8,031 shares of class A preferred stock for approximately $5,510, including a $900 note receivable.

         In January 1999, the Company issued 22,825 shares of class A preferred stock for approximately $22,718. A portion of the proceeds from the sale was used to repay approximately $9,430 of borrowings outstanding under the revolving line of credit portion of our credit facility.

         On June 8, 1999, the Company completed its initial public offering and received net proceeds of approximately $61,700 from the sale of 6,000,000 shares of common stock. Also, on June 8, 1999, the Company sold 2,000,000 shares of common stock for $23,500 in a private placement. On June 14, 1999, the underwriters exercised their over-allotment option resulting in the sale of 900,000 additional shares of common stock for net proceeds of approximately $10,000.

         Upon the closing of the Company's initial public offering, all outstanding shares of (i) class A, class B and class C convertible preferred stock and class D non-voting preferred stock and (ii) class A and class B common stock were reclassified as common stock. This reclassification precluded the automatic conversion feature of the class A, class B and class C convertible preferred stock.

         As a result of the reclassification, the class D preferred stockholders received in the aggregate (i) 3,722,502 shares of common stock plus (ii) a number of shares equal to the class D preferred stock liquidation value of $35,700 plus accrued dividends divided by the gross initial public offering price of common stock before deducting any underwriting or other selling accounts, or 3,264,115 shares.

         On November 24, 1999, the Company completed a secondary public offering and received net proceeds of approximately $68,600 from the sale of 2,000,000 shares of common stock. On December 14, 1999, the underwriters exercised their over-allotment option resulting in the sale of 50,000 additional shares of common stock for net proceeds of approximately $1,800.

         On December 28, 2000, the Company issued shares to HPS as discussed in
Note 12.

         As of December 31, 1999 and 2000, the Company's capital stock consisted of $.01 par value common stock and $.01 par value class A preferred stock. The Company had 5,000,000 authorized class A preferred shares at December 31, 1999 and 2000. No preferred shares were outstanding at either date.

WARRANTS

         In November 1998, the Company issued warrants to purchase 500,000 shares of common stock at $10 per share. The fair value of the warrants, which were immediately exercisable at the grant date, was measured on the date the warrants were earned and was recorded as an expense of approximately $815 in the fourth quarter of 1998. We calculated the fair value of these warrants using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, risk-free interest rate 5.0%, expected volatility 72% and expected life of three years. The warrants expire three years from the date of grant.

         In December 1998, the Company issued warrants to purchase 500,000 shares of common stock at $10 per share. The warrants, which were immediately exercisable at the grant date, were issued in conjunction with a services contract. The related charge, based on the fair value of the warrants, was recorded as reduction of revenue as we provided the services. Accordingly, we reduced services revenue by $1,050 and $150 during 1999 and 2000, respectively. We calculated the fair value of these warrants using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, risk free interest rate 5.0%, expected volatility 82% and expected life of 18 months. The warrants were exercised during the second quarter of 2000. Instead of paying cash to us, the holder exchanged all 500,000 warrants for 206,959 shares of common stock. The number of shares issued at the exercise date was based on the fair market value of our common stock on that date.

         As more fully described in Note 21, in 1999 the Company granted warrants to purchase 2,500,000 shares of common stock to a related party.

TREASURY STOCK

         During February and March 1998, the Company purchased a total of 242,416 shares of class B common stock from two employees at a purchase price of $3.25 per share. During September 1998, the Company purchased a total of 10,000 shares of class B common stock from an employee at a price of $10 per share. During November 1999, the Company converted 100,000 shares of common stock held in escrow into treasury stock.

14.      MANDATORILY REDEEMABLE PREFERRED STOCK

         Prior to the Company's initial public offering, a total of 265,000 shares of mandatorily redeemable convertible preferred stock had been designated for issuance; 200,000, 15,000 and 50,000 of such shares had been designated as class B, class C and class D convertible preferred stock, respectively.

         Prior to the closing of the Company's initial public offering, the Company's shareholders approved an amendment to the Company's certificate of incorporation, which took effect upon such closing. Pursuant to such amendment, upon the closing of the initial public offering, all outstanding shares were reclassified as common stock.

         In December 1997, for net consideration of approximately $26,900 and $2,990, the Company issued 83,075 shares of class B preferred, par value $.01 and 9,232 shares of class C preferred, par value $.01. In conjunction with this equity transaction, the Company issued warrants to purchase 10,650 shares of class B preferred for $458 per share. In February 1998, for net consideration of approximately $4,935, the Company issued 15,692 shares of class B preferred and warrants to purchase 1,810 shares of class B preferred for $458 per share. In August 1998, for net consideration of approximately $35,400, the Company issued 35,700 shares of class D preferred, $.01 par value. The Company accounted for the class B, class C and class D preferred as mandatorily redeemable preferred stock. Accordingly, the Company accrued dividends and amortized any difference between the carrying value and the redemption value over the projected redemption period with a charge to additional paid-in capital, or APIC. The amount charged to APIC related to the class B and class C preferred was $5,449 and $926, respectively, for the year ended December 31, 1998. The amount charged to APIC related to the class B and class C preferred was $5,160 and $482, respectively, for the year ended December 31, 1999.

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

15.      MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY

         In November 1998, ProAct sold 13,333,334 shares of the mandatorily redeemable ProAct series A convertible preferred stock for net proceeds of $9,839. As more fully described in the Note 21, in April 1999, the Company and ProAct entered into several agreements with a related party. In one of the agreements, the related party purchased 16,190,475 shares of the mandatorily redeemable ProAct Series B convertible preferred stock with a face value of $50,000. Warrants to purchase iXL common stock were issued to the related party in conjunction with these agreements. We calculated the fair value of the warrants using the Black-Scholes option-pricing model and $11,200 of the value of these warrants was allocated to the purchase of the mandatorily redeemable ProAct Series B convertible preferred stock. As such, we recorded this $11,200 as a reduction of mandatorily redeemable preferred stock of subsidiary and an increase in APIC. This amount was being accreted ratably over the redemption period to increase the carrying value of the mandatorily redeemable ProAct series B convertible preferred stock to its redemption value of $50,000. ProAct received net proceeds of approximately $49,300 from the sale of the mandatorily redeemable ProAct series B convertible preferred. Stock. The amount charged to APIC related to the accretion of the mandatorily redeemable ProAct series B convertible preferred stock was $1,054 for the year ended December 31, 1999.

16.      STOCK-BASED COMPENSATION

         The Company has three stock option plans and an employee stock purchase plan. In general, we can issue stock options to officers, employees or non-employees with the approval of our board of directors. We expect that most options granted pursuant to the plans will be subject to vesting over a period of four to five years, such as 25% increments each year over a period of four years, during which time the option holder must continue to be an employee of the Company. We may choose, however, to impose different vesting requirements or none at all. Options outstanding under the stock option plans generally have a term of ten years. The stock options plans authorize the granting of up to an aggregate maximum of 37,094,353 of which 31,122,215 were outstanding at December 31, 2000.

         In connection with the acquisition of Tessera during January 2000, the Company assumed its stock option plan. The options outstanding under the Tessera plan and their exercise prices were converted to options to purchase iXL common stock using a ratio equal to that used to convert common shares exchanged in the business combination. We granted a total of 634,392 options, as converted, at the date of acquisition, of which 213,859 were outstanding as of December 31, 2000. No further options can be issued under the Tessera Plan.

         In February 2000, the Board of Directors of the Company adopted the 2000 Employee Stock Purchase Plan. Under this plan, we are authorized to issue up to an aggregate maximum of 1,500,000 shares of common stock to domestic employees, nearly all of whom are eligible to participate. Subject to certain limitations, employees can elect every three months to have from two to ten percent of their salary and bonus withheld to purchase shares of our common stock. The purchase price of our common stock under the plan is 85 percent of the lower of its beginning-of-period or end-of-period market price. During the year ended December 31, 2000, we sold 375,674 shares of common stock through the stock purchase plan. As of December 31, 2000, we had available 1,124,326 shares for issuance under the 2000 Employee Stock Purchase Plan.

         The Company applies APB 25 and related interpretations in accounting for the stock option plans and the stock purchase plan. During the years ended December 31, 1998, 1999 and 2000, we recognized compensation expense of $1,641, $4,920 and $4,138, respectively for stock options issued to employees and non-employees. Stock options issued or assumed in connection with acquisitions were accounted for as additional purchase price for the acquired businesses.

         If we had determined compensation expense for the Company's stock option plans and employee stock purchase plan under the provisions of FAS 123 based on the fair value at the grant date, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:


                                                                      FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                        ----------------------------------------------
                                                          1998              1999               2000
                                                        --------          --------           ---------
Net loss:
  As reported ..............................            $(48,866)         $(70,213)          $(352,465)
  Pro forma ................................             (50,388)          (86,323)           (390,859)
Basic and diluted net loss per common share:
  As reported ..............................            $  (4.92)         $  (2.08)          $   (4.73)
  Pro forma ................................               (5.05)            (2.45)              (5.24)

         We estimated the fair value of the options granted under the stock option plans on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the 1998, 1999 and 2000 periods, respectively: dividend yield of 0% for all periods; expected volatility of 0%, 85% and 125%; risk free interest rate of 5.0%, 5.75% and 5.88%; expected life of four years for all periods. We used the same weighted-average assumptions for the look-back options granted under the employee stock purchase plan during the 2000 period except that we used a risk free interest rate of 6.12% and an expected life of three months.

    A summary of stock options as of December 31, 1998, 1999, and 2000 and activity during the period ending on those dates is as follows:


                                              1998                             1999                               2000
                                    -------------------------        --------------------------        --------------------------
                                                     WEIGHTED                          WEIGHTED                          WEIGHTED
                                                     AVERAGE                           AVERAGE                           AVERAGE
                                                     EXERCISE                          EXERCISE                          EXERCISE
                                     OPTIONS          PRICE           OPTIONS           PRICE            OPTIONS          PRICE
                                    ----------       --------        ----------        --------        -----------       --------
Outstanding at beginning of
  Year ....................          5,549,200         $2.35         18,226,112         $ 5.89          28,862,536         $11.50
Granted ...................         13,310,331         $7.31         15,155,523         $17.78          17,817,702         $11.15
Exercised .................            (57,800)        $ .01           (930,080)        $ 3.02          (4,354,466)        $ 5.77
Forfeited .................           (575,619)        $5.39         (3,589,019)        $11.17         (10,989,698)        $17.06
                                    ----------         -----         ----------         ------         -----------         -----
Outstanding at the end of
  Year ....................         18,226,112         $5.89         28,862,536         $11.50          31,336,074         $10.15
                                    ==========         =====         ==========         ======         ===========         =====
Options exercisable at end
  of Year .................          7,833,247         $3.88         11,223,327         $5.51           13,165,450         $9.20


         The following table presents the weighted average fair value of options granted during the periods:


                                               1998                 1999                 2000
                                        ------------------   -------------------  -------------------
                                        WEIGHTED  WEIGHTED   WEIGHTED   WEIGHTED  WEIGHTED   WEIGHTED
                                         AVERAGE    FAIR      AVERAGE     FAIR     AVERAGE     FAIR
                                        EXERCISE   MARKET    EXERCISE    MARKET   EXERCISE    MARKET
     OPTION GRANTED DURING THE YEAR       PRICE    VALUE       PRICE      VALUE     PRICE      VALUE
    --------------------------------    --------   -----     --------  ---------  --------   --------
    Option price > fair market value     $ 9.87     $ .02    $ 14.33    $  5.76    $ 2.00     $ 0.84
    Option price = fair market value     $ 5.00     $ .94    $ 25.72    $ 16.69    $16.61     $13.50
    Option price < fair market value     $ 3.42     $ .78    $ 10.85    $  5.86    $15.21     $29.98

    The following table summarizes information about stock options outstanding at December 31, 2000:


                                           OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                 --------------------------------------    -----------------------
                                    NUMBER        WEIGHTED     WEIGHTED      NUMBER       WEIGHTED
                                  OUTSTANDING      AVERAGE     AVERAGE     EXERCISABLE    AVERAGE
                                      AT          REMAINING    EXERCISE        AT         EXERCISE
                                 DECEMBER 31,    CONTRACTUAL    PRICE      DECEMBER 31,    PRICE
      RANGE OF EXERCISE PRICES       2000           LIFE          $           2000           $
      ------------------------   ------------    -----------   --------    ------------   --------
         $ 0.010  --  $ 1.990      1,155,638       6.89        $ 0.8121       852,519     $ 0.8749
         $ 2.000  --  $ 2.000      7,833,551       9.16        $ 2.0000     1,499,356     $ 2.0000
         $ 2.500  --  $ 2.500      2,800,369       9.31        $ 2.5000       398,750     $ 2.5000
         $ 2.563  --  $ 4.500      2,563,084       7.21        $ 3.9370     2,364,733     $ 3.9689
         $ 4.719  --  $ 5.000      1,309,514       8.13        $ 4.9105       793,538     $ 4.9747
         $ 5.680  --  $10.000      5,550,454       7.91        $ 9.8751     4,207,514     $ 9.9200
         $10.063  --  $15.000      4,488,880       8.66        $14.3507     1,702,114     $14.8163
         $15.313  --  $30.750      3,518,932       8.74        $22.4980       927,326     $22.5798
         $31.000  --  $54.500      2,115,652       8.97        $37.4923       419,600     $36.1084
                                  ----------                                ----------
                                  31,336,074                                13,165,450
                                  ==========                                ==========

17.      INCOME TAXES

         In 2000, we made a current provision for state income taxes of $600 relating to the operations of Tessera in Massachusetts. We did not record income taxes in 1998 or 1999.

         Actual income taxes differ from the expected income tax benefit calculated by applying the federal statutory rate of 34% to our loss before income taxes as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                      1998                 1999                  2000
                                                    --------             --------             ---------
Expected income tax benefit at the domestic
  federal statutory rate of 34% .............       $ 16,614             $ 23,872             $ 119,634
State income taxes ..........................            743                2,780                13,934
Nondeductible amortization ..................         (2,667)              (3,666)              (46,778)
Equity in net losses of affiliates ..........             --                   --               (14,873)
Change in valuation allowance, including
  effect of acquisition .....................        (13,427)             (22,892)              (72,511)
Other .......................................         (1,263)                 (94)                  594
                                                    --------             --------             ---------
                                                    $     --             $     --             $      --
                                                    ========             ========             =========

    Significant components of our deferred tax assets and liabilities are as follows:


                                                                                DECEMBER 31,
                                                                    ------------------------------------
                                                                      1999                       2000
                                                                    --------                   ---------
Deferred tax assets:
  Allowance for doubtful accounts ................                  $  1,526                   $   7,826
  Equity in net losses of affiliates .............                     1,290                       9,417
  Net operating loss carryforward ................                    45,819                      77,977
  Restructuring reserve ..........................                        --                      16,201
  Other ..........................................                        --                       6,831
  Valuation allowance ............................                   (42,121)                   (118,093)
                                                                    --------                   ---------
                                                                       6,514                         159
                                                                    --------                   ---------
Deferred tax liabilities:
  Unrealized gain on marketable
securities .......................................                     4,646                         159
  Other ..........................................                     1,868                          --
                                                                    --------                   ---------
                                                                       6,514                         159
                                                                    --------                   ---------
Net deferred tax asset ...........................                  $     --                   $      --
                                                                    ========                   =========

         As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $205,000, including foreign losses of approximately $26,000. Of the Company's net operating loss carryforwards, $66,000 relates to tax deductions from exercised stock options and warrants, which will be tax-effected and reflected as additional paid-in-capital when realized. The Company's net operating loss carryforwards expire in varying amounts between 2011 and 2020.

         In addition, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. The Company experienced ownership changes as defined under Section 382 of the Internal Revenue Code. As a result of the ownership changes, net operating loss carryforwards for the Company, which were incurred prior to the date of change, are subject to annual limitations on their future use. As of December 31, 2000, a valuation allowance has been established against the deferred tax assets we do not believe are more likely than not to be realized.

         Due to the deconsolidation of ProAct in 2000, as discussed in Note 3, the Company's deferred tax assets and liabilities have been adjusted to remove the cumulative effect of ProAct's deferred tax assets and deferred tax liabilities. The Company's deferred tax assets at December 31, 2000 include a temporary difference for its equity investment in ProAct.

18.      EMPLOYEE BENEFIT PLANS

         Employees of the Company can elect to participate in the iXL Enterprises, Inc. Savings Plan which is intended to be qualified and exempt from tax under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) plan after one month of service and can elect to invest 1% to 16% of their pre-tax earnings. All employee contributions are fully vested. The Company is not required, but may at its discretion make contributions to the 401(k) plan. In 2000, the Company contributed $1,800 to the 401(k) plan for the 1999 plan year. The Company has not made any other discretionary contributions.

19.      COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company leases certain operating facilities and equipment under non-cancelable agreements expiring through 2015, some of which require us to pay operating costs including property taxes, insurance and maintenance. These facility leases generally contain renewal options and some contain escalation provisions that increase the lease payments in future periods. We record rent expense on a straight-line basis over the term of the lease.

         As of December 31, 2000, the approximate future minimum lease payments for noncancelable operating leases are as follows:


     2001...................        $  28,327
     2002...................           28,446
     2003...................           28,167
     2004...................           26,872
     2005...................           24,245
     Thereafter.............          129,322
                                     --------
                                     $265,379
                                     ========

         Total minimum lease payments have not been reduced for future minimum sublease rentals aggregating approximately $14,857. Operating lease expense charged to operations was approximately $3,844 in 1998, $8,125 in 1999, and $18,499 in 2000 net of sublease rental income of approximately $2,552 in 2000. Sublease income was not material in 1998 and 1999.

         Many of the payments detailed above pertain to offices that we have shutdown or significantly reduced in size in conjunction with our restructuring plan. This plan is discussed further in Note 4.

Legal Proceedings

         On or about September 8, 2000, the first in a series of shareholder class action complaints was filed against iXL and certain of its present and former directors and officers in the United States District Court for the Northern District of Georgia. Those cases were consolidated by Order dated January 23, 2001, and a consolidated amended class action complaint (Case No. 1:00-CV-2347-CC) was filed on March 27, 2001, naming only iXL as a defendant, on behalf of a putative class of all those who purchased or otherwise acquired securities of iXL between November 30, 1999 and September 1, 2000. The amended complaint seeks damages based on allegedly false and misleading press releases and SEC filings concerning our business prospects and revenue recognition. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. A related complaint was filed in Redwing Ltd. v. iXL Enterprises, Inc., et al., Case No. 1:00-CV-29790HTW, United States District Court for the Northern District of Georgia. The Redwing complaint alleges causes of action under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, Sections 12 and 15 of the Securities Act of 1933, the Georgia Blue Sky laws, as well as common law claims for breach of contract and negligent misrepresentation arising out of a merger agreement. We have filed motions to dismiss the Redwing complaint. We intend to move to dismiss the class action amended complaint. We believe we have meritorious defenses to the allegations and intend to defend these cases vigorously.

20.      BUSINESS SEGMENTS

         In 1999, the Company operated in two business segments: strategic Internet services, which includes Internet strategy consulting, Internet-based business solutions and solution sets; and ProAct, an e-commerce and software application company, which markets financial services and employee benefits over corporate intranets and the Internet, as well as through telesales. In the second quarter of 2000, the Company deconsolidated ProAct as further discussed in Note 3. Accordingly, we have only one business segment in 2000.

         Information concerning the operations in these reportable segments is as follows:

                                          Years Ended December 31,
                                       -----------------------------
                                          1998               1999
                                       ---------           ---------
  Revenue:
       Strategic Internet services     $  64,658           $ 216,870
       ProAct                                251               1,850
       Eliminations                         (142)               (377)
                                       ---------           ---------
                                       $  64,767           $ 218,343
                                       =========           =========

  Loss from operations:
       Strategic Internet services     $ (33,619)          $ (34,444)
       ProAct                            (13,559)            (38,133)
                                       ---------           ---------
                                       $ (47,178)          $ (72,577)
                                       =========           =========

  Depreciation and amortization:
       Strategic Internet services     $  15,076           $  28,619
       ProAct                                731               2,412
                                       ---------           ---------
                                       $  15,807           $  31,031
                                       =========           =========


                                              As of December 31,
                                       -----------------------------
                                          1998               1999
                                       ---------           ---------
 Identifiable assets:
      Strategic Internet Services    $  86,207               $ 281,211
      ProAct                             9,696                  34,368
                                      --------                --------
                                     $  95,903               $ 315,579
                                     =========               =========

21.      RELATED PARTY TRANSACTIONS

         In January 1997, the Company entered into an agreement to lease office space for eleven years from an entity in which our chairman is a limited partner. The Company made rent payments of $628 in 1998, $1,602 in 1999 and $1,115 in 2000 under this office lease agreement.

         In June 1998, the chairman's spouse loaned the Company $4,000 at an interest rate of 10%. The principal and interest on this note were repaid in July 1998.

         The Company has agreed to pay one of its investors an annual fee of $15 for financial advisory services. The investor is indemnified against certain claims, losses, damages, liabilities and expenses that may arise in connection with rendering such financial advisory services. During 1999, the Company paid the investor 62,500 shares of common stock valued at $750 in connection with services provided to the Company during its initial public offering.

         The Company recognized revenue in 1998, 1999 and 2000 from providing services to some of its investors, and entities related to its investors, of $2,177, and $30,005 and $31,644, respectively.

         A member of the Company's board of directors was also the chief executive office of one of our customers through 2000. In 1998, 1999 and 2000 the Company recognized revenue of approximately $5,540, $3,311 and $1,177, respectively, from this customer or its predecessor companies.

         As of December 31, 2000, amounts due from a single related party comprised approximately $4,501 or 9% of accounts receivable. Amounts relating to contracts with the same related party comprised approximately $707 or 5% of unbilled revenue as of December 31, 2000.

         In April 1999, the Company entered into several agreements with affiliates of a related party whereby:

         (1) the related party purchased 16,190,475 shares of ProAct series B mandatorily redeemable convertible preferred stock, which at that time represented 12.5% of ProAct, on an as-converted basis, for a purchase price of approximately $50,000;
         (2) the related party entered into an agreement to purchase $20,000 of services from the Company and in exchange for entering into such agreement the Company would grant the related party warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $15 per share;
         (3) the related party purchased 2,000,000 shares of the Company's common stock at a price per share equal to the initial public offering price in a private placement that was concurrent with the initial public offering; and
         (4) the Company granted to the related party warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price equal to the initial public offering price in consideration for the related party (a) implementing a mutually acceptable marketing campaign to advertise its relationships with the Company and ProAct, and (b) entering into an agreement to use reasonable efforts to provide access to ProAct's platform to employees of its affiliate.

         All the warrants issued in connection with the April 1999 transactions referred to above were 100% vested on the date of grant, nonforfeitable and are exercisable after one year subsequent to the date of grant. The fair value of the warrants to purchase 1,000,000 shares of common stock issued in connection with the $20,000 service agreement was $4,800. During 1999, the related charges were recorded as a reduction of revenue as the services were provided. We calculated the fair value of the warrants using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%; expected volatility 85%; risk free interest rate 5%; life of warrants is three years; fair market value of underlying iXL common stock on date of grant was $10.00.

         The fair value of the warrants to purchase 1,500,000 shares of common stock was $12,600. We calculated the fair value of the warrants using the Black Scholes option-pricing model with the following assumptions: dividend yield 0%; expected volatility 85%; risk free interest rate 5%; life of warrant is five years; fair market value of underlying iXL common stock on date of grant was $12.00 (based on the initial public offering price); exercise price of warrants was $12.00.

         The fair value of these warrants to purchase 1,500,000 shares of the Company's common stock was allocated and recorded as follows:

         - $200 to the agreement to provide access to ProAct's platform to employees of its affiliate. Such amount was recorded as expense in 1999.

         - $1,200 to the agreement to provide marketing services to iXL and ProAct. Such amount was expensed as the marketing services were received. The amount charged to expense during 1999 and 2000 was $820 and $380, respectively.

         - the remaining $11,200 of value of the warrants was recorded as a reduction of mandatorily redeemable preferred stock of subsidiary and an increase in additional paid-in capital. This amount was being accreted ratably over the redemption period to increase the carrying value of the ProAct series B convertible preferred stock to its redemption value of $50,000. We obtained an independent valuation of the ProAct business for the purpose of allocating the value of the warrants to the investment in ProAct.

         The Company recorded revenue of approximately $1,138 from service agreements with an affiliated company. In addition, the affiliated company paid us approximately $1,246 for rent, management fees and other administrative charges. The Company recorded the management fees in other income, while the payments for rent and other administrative charges were recorded as a reduction of operating expenses.

22.      SUBSEQUENT EVENTS

         On March 30, 2001, pursuant to an agreement in principal reached March 26, 2001, the Company sold 15,875,000 shares of restricted common stock to unaffiliated third parties and to parties related to the Company through its principal shareholder, including two directors, for total proceeds of $15,875 before expenses. This stock sale was subject to certain subsequent events, including the effectiveness of the amendment to the credit facility discussed below effective on April 2, 2001.

         On March 30, 2001, the Company executed an amendment to the credit facility which reduced the commitment under the credit facility from $50,000 to $35,000, to expand the borrowing base to include foreign receivables and certain assets of iXL Ventures and to eliminate and amend certain financial covenants. This amendment required the Company to provide $10,000 of additional collateral in the form of restricted cash and further required the provision of an additional $5,000 in the form of restricted cash by September 30, 2001. The collateral and the commitment are each subject to further reductions of up to $15,000 upon the elimination or reduction of outstanding letters of credit. The amended credit facility established certain EBITDA covenants for the second, third, and fourth quarters of 2001. This amendment to the credit facility became effective on April 2, 2001.

                                                                    SCHEDULE II

                             IXL ENTERPRISES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)


                                                 BALANCE AT        CHARGES TO        DEDUCTIONS                         BALANCE AT
                                                 BEGINNING         COSTS AND            AND                                 END
           DESCRIPTION                           OF PERIOD          EXPENSES     RECLASSIFICATIONS(1)    OTHER(2)        OF PERIOD
Allowance for doubtful accounts
  for the years ended December 31,
  2000 ...............................            $4,021            $25,260            $(7,942)            $ --           $21,339
  1999 ...............................               796              5,111             (1,886)              --             4,021
  1998 ...............................               138              1,227               (765)             196               796

- ----------

(1)      Amounts represent write-offs.

(2) Amounts represent the beginning balances of the allowance for doubtful accounts for the companies acquired during the respective periods.

            SUMMARY OF QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED.


                                                   FOR THE QUARTER ENDED                        FOR THE QUARTER ENDED
                                    ---------------------------------------------   ----------------------------------------------
                                    3/31/1999   6/30/1999   9/30/1999   12/31/1999  3/31/2000   6/30/2000   9/30/2000   12/31/2000
                                    ---------   ---------   ---------   ----------  ---------   ---------   ---------   ----------
Revenue ..........................  $  33,012   $  45,896   $  63,731   $  75,704   $ 101,295   $ 118,423   $  87,288   $  52,330
Expenses:
 Professional services expenses ..     15,840      22,747      32,512      39,218      47,896      55,122      62,176      48,560
 Sales and marketing expenses ....      7,527       9,935      11,019      20,538       9,734      11,370      11,790       6,410
 General and administrative
  expenses .......................     19,675      21,686      24,981      29,291      37,018      42,449      57,848      38,490
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Operating income (loss) before
   charges and non-cash expenses .    (10,030)     (8,472)     (4,781)    (13,343)      6,647       9,482     (44,526)    (41,130)
 Stock-based compensation and
  other ..........................      1,474         641       1,286       1,519       3,110         756         134         198
 Depreciation ....................      2,284       2,931       3,284       4,358       4,185       4,928       5,728       5,691
 Amortization ....................      4,351       4,333       4,329       5,161      10,831      11,205      11,203      10,730
 Impairment charge on intangible
  assets .........................         --          --          --          --          --          --          --      97,402
 Restructuring charges ...........         --          --          --          --          --          --      16,222      60,366
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Loss from operations .............    (18,139)    (16,377)    (13,680)    (24,381)    (11,479)     (7,407)    (77,813)   (215,517)
Other income (expense) ...........         69        (183)        (69)         22        (182)        (84)     (2,290)        802
Interest income ..................        216         517       1,447       1,397       1,677       1,667       1,305         742
Interest expense .................       (336)       (357)       (136)       (158)       (471)       (219)       (364)     (1,064)
Equity in net losses of affiliates        (65)         --          --          --     (10,171)    (21,908)     (8,910)       (179)
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Loss before income taxes ......    (18,255)    (16,400)    (12,438)    (23,120)    (20,626)    (27,951)    (88,072)   (215,216)
Income tax expense ...............         --          --          --          --          --         600          --          --
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

   Net loss ......................    (18,255)    (16,400)    (12,438)    (23,120)    (20,626)    (28,551)    (88,072)   (215,216)
Dividends and accretion on
 mandatorily redeemable preferred
 stock ...........................     (5,293)    (14,769)       (452)       (452)         --          --          --          --
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

   Net loss available to common
    stockholders .................  $ (23,548)  $ (31,169)  $ (12,890)  $ (23,572)  $ (20,626)  $ (28,551)  $ (88,072)  $(215,216)
                                    =========   =========   =========   =========   =========   =========   =========   =========
Net loss per share:
Basic and diluted net loss per
common share .....................  $   (1.46)  $   (1.09)  $   (0.20)  $   (0.36)  $   (0.29)  $   (0.38)  $   (1.16)  $   (2.83)
                                    =========   =========   =========   =========   =========   =========   =========   =========
Weighted average common shares
outstanding ......................     16,082      28,719      64,539      65,648      71,877      74,801      75,701      75,992
                                    =========   =========   =========   =========   =========   =========   =========   =========

         The results for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 are not consistent with those reported in the Form 10-Q for the corresponding quarters due to the deconsolidation of ProAct and Digital Planet as discussed in Note 1 to the consolidated financial statements contained elsewhere in this report.

         The impairment charge on intangible assets and restructuring charges are described in Notes 4 and 5 to the consolidated financial statements contained elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item is incorporated by reference from the Company's Definitive 2001 Proxy Statement, which shall be filed with the Securities and Exchange Commission within 120 days of the end of its fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to this item is incorporated by reference from the Company's Definitive 2001 Proxy Statement, which shall be filed with the Securities and Exchange Commission within 120 days of the end of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item is incorporated by reference from the Company's Definitive 2001 Proxy Statement, which shall be filed with the Securities and Exchange Commission within 120 days of the end of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this item is incorporated by reference from the Company's Definitive 2001 Proxy Statement, which shall be filed with the Securities and Exchange Commission within 120 days of the end of its fiscal year.

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

2.1 Exchange Agreement, dated April 30, 1996, between iXL Enterprises, Inc., Creative Video Library, Inc. and its stockholders for the purchase of all of the issued and outstanding capital stock of Creative Video Library, Inc. (originally filed as Exhibit 2.1 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.2 Exchange Agreement, dated April 30, 1996, between iXL Enterprises, Inc., Creative Video, Inc. and its stockholders for the purchase of all of the issued and outstanding capital stock of Creative Video, Inc. (originally filed as Exhibit 2.2 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.3 Exchange Agreement, dated April 30, 1996, between iXL Enterprises, Inc., IXL Interactive Excellence, Inc. and its stockholders for the purchase of all of the issued and outstanding Stock of IXL Interactive Excellence, Inc. (originally filed as Exhibit 2.3 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.4 Exchange Agreement, dated April 30, 1996, between iXL Enterprises, Inc., Entrepreneur Television, Inc. and its stockholders for the purchase of all of the issued and outstanding capital stock of Entrepreneur Television, Inc. (originally filed as Exhibit 2.4 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.5 Purchase and Sale Agreement, dated as of June 5, 1996, by and among iXL Acquisition Corp., Memphis On Line, Inc. Southern On Line Systems, Inc., and Southern Tel Supply, Inc. (originally filed as Exhibit 2.5 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.6 Agreement and Plan of Merger, dated as of December 13, 1996, by and among IXL Merger Corp., the Registrant, Consumer Financial Network, Inc., Mellett, Reene & Smith, LLC, Derek V. Smith, Michael W. Reene and Edwin R. Mellett. (originally filed as Exhibit 2.6 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.7 Asset Purchase Agreement, dated as of February 14, 1997, by and between iXL Enterprises, Inc., iXL, Inc., Webbed Feet, LLC, F. Blair Schmidt-Fellner and Michael Brendon Dowdle. (originally filed as
         Exhibit 2.7 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.8 Agreement and Plan of Merger, dated as of April 4, 1997, by and between iXL Enterprises, Inc., IXL Merger Corp. II, Inc., The Whitley Group, Inc. and William C. Whitley. (originally filed as Exhibit 2.8 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.9 Agreement of Plan of Merger, dated as of May 30, 1997, by and between iXL Enterprises, Inc., IXL Merger Corp. III, Inc., BoxTop Interactive, Inc., and the Shareholders of Boxtop Interactive, Inc. (originally filed as Exhibit 2.9 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.10 Agreement and Plan of Merger, dated as of July 28, 1997, by and between iXL Enterprises, Inc., IXL Merger Corp. IV, Inc., Mark Swanson, N. Blake Patton, Marc Sirkin, Edwin Davis, Estate of Robert
         H. Kriebel and Swan Interactive Media, Inc. (originally filed as
         Exhibit 2.10 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.11 Agreement and Plan of Merger, dated as of January 23, 1998, by and between iXL Enterprises, Inc., iXL-New York, Inc., Small World Software, Inc., and the Shareholders of Small World. (originally filed as Exhibit 2.11 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.12 Asset Purchase Agreement, dated as of February 5, 1998, by and between iXL Enterprises, Inc., iXL-San Francisco, Inc., Green Room Productions, L.L.C. and the Controlling Members. (originally filed as
         Exhibit 2.12 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.13 Asset Purchase Agreement, dated as of March 27, 1998, by and between iXL Enterprises, Inc., iXL-Denver, Inc., Continental Communications Group, Inc., d/b/a Customer Communications Group, Inc. and John R. Klug. (originally filed as Exhibit 2.13 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.14 Agreement and Plan of Merger, dated as of May 4, 1998, by and between iXL Enterprises, Inc., iXL-New York, Inc., MicroInteractive, Inc. and the Micro Shareholders. (originally filed as Exhibit 2.14 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.15 Agreement and Plan of Merger, dated as of May 8, 1998, by and between iXL Enterprises, Inc., iXL-Los Angeles, Inc., Spin Cycle Entertainment and the SCE Shareholders. (originally filed as Exhibit 2.15 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.16 Agreement and Plan of Merger, dated as of May 12, 1998, by and between iXL Enterprises, Inc., iXL-Los Angeles, Inc., Digital Planet and the Digital Shareholders. (originally filed as Exhibit 2.16 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.17 Agreement and Plan of Merger, dated as of May 12, 1998, by and between InTouch Interactive, Inc., iXL Enterprises, Inc., iXL-Charlotte, Inc., and the InTouch Shareholders. (originally filed as Exhibit 2.17 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.18 Share Sale and Purchase Agreement dated as of 11 May, 1998 between iXL London Limited, and Derek Scanlon. (originally filed as Exhibit 2.18 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.19 Agreement and Plan of Merger, dated as of July 2, 1998, by and between CommerceWAVE, Inc., iXL Enterprises, Inc., iXL-San Diego, Inc., and the CommerceWAVE shareholders. (originally filed as Exhibit 2.19 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.20 Agreement and Plan of Merger, dated as of July 8, 1998, by and between iXL Enterprises, Inc., iXL-New York, Inc., Wissing & Laurence, Inc. and the W&L Shareholders. (originally filed as Exhibit 2.20 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.21 Asset Purchase Agreement, dated as of July 16, 1998, by and among Robert Ortiz and John Tierney, iXL Enterprises, Inc. and iXL-New York, Inc. (originally filed as Exhibit 2.21 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.22 Agreement and Plan of Merger, dated as of July 22, 1998, by and between Image Communications, Inc., iXL Enterprises, Inc., iXL-DC, Inc., and the Image Shareholders. (originally filed as Exhibit 2.22 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.23 Share Purchase Agreement, dated as of July 28, 1998, by and among iXL Enterprises, Inc., iXL-Madrid, S.A., Campana New Media, S.L, The Other Media, S.L., the Campana Companies Beneficial Owners and the Campana Companies Shareholders. (originally filed as Exhibit 2.23 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.24 Agreement and Plan of Merger, dated as of July 30, 1998, by and among Spinners Incorporated, iXL Enterprises, Inc., iXL-Boston, Inc. and the Spinners Shareholders. (originally filed as Exhibit 2.24 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.25 Agreement and Plan of Merger, dated as of September 4, 1998, by and among iXL Enterprises, Inc., iXL-Richmond, Inc., Tekna, Inc., and the Tekna Shareholders. (originally filed as Exhibit 2.25 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.26 Share Sale and Purchase Agreement, dated as of September 7,1998, by and between iXL Enterprises, Inc., Jens Bley, Manfred Ottenbreit, Stephan Balzer and Matthias Oelmann. (originally filed as Exhibit 2.26 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.27 Agreement and Plan of Merger dated as of September 9, 1998 by and among iXL Enterprises, Inc., iXL-Boston, Inc., Larry Miller Productions, Inc., and the LMP Principals. (originally filed as
         Exhibit 2.27 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.28 Agreement and Plan of Merger, dated as of September 10,1998, by and between iXL Enterprises, Inc., iXL, Inc., Exchange Place Solutions, Inc., and the Exchange Place Shareholder. (originally filed as Exhibit
         2.28 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.29 Agreement and Plan of Merger, dated as of September 18,1998, by and among iXL Enterprises, Inc., iXL-San Francisco Inc., Pantheon Interactive, Inc., and the Pantheon Shareholders. (originally filed as
         Exhibit 2.29 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.30 Agreement and Plan of Merger, dated as of September 18,1998, by and among iXL Enterprises, Inc., iXL-Chicago, Inc., Two-Way
         Communications, L.L.C., and the TWC Members. (originally filed as
         Exhibit 2.30 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.31 Agreement and Plan of Merger, dated as of September 22,1998, by and between iXL Enterprises, Inc., iXL-DC, Inc., NetResponse, L.L.C., and Next Century Communications Corp. (originally filed as Exhibit 2.31 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.32 Agreement and Plan of Merger, dated as of September 23,1998, by and among iXL Enterprises, Inc., iXL-Chicago, Inc., Ionix Development, Corporation, and the Ionix Shareholder. (originally filed as Exhibit
         2.32 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.33 Agreement and Plan of Merger, dated as of September 24,1998, by and between iXL Enterprises, Inc., iXL-Connecticut, Inc., Pequot Systems, Inc. and the Pequot Shareholders. (originally filed as Exhibit 2.33 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

2.34 Agreement and Plan of Merger, dated as of October 4, 1999, by and between iXL Enterprises, Inc., iXL-Massachusetts, Inc., and Tessera Enterprise Systems, Inc. (originally filed as Exhibit 2.1 to the Company's Form 8-K dated October 12, 1999; incorporated herein by reference)

3.1 Amended and Restated Certificate of Incorporation. (originally filed as Exhibit 3.1 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

3.2 Amended and Restated Bylaws. (originally filed as Exhibit 3.2 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

4.1 Form of Common Stock Certificate. (originally filed as Exhibit 4.1 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

4.2 Third Amended and Restated Stockholders' Agreement dated as of June 8, 1999 among iXL Enterprises, Inc., Kelso Investment Associates V, L.P., Kelso Equity Partners V, L.P., and CB Capital Investors, L.P. (originally filed as Exhibit 4.7 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

10.1 *Employment Agreement between Boxtop Interactive, Inc. and Kevin Wall, dated as of August 1, 1996, as amended, together with related agreements. (originally filed as Exhibit 10.1 to the Company's Form S-1 (No. 333-88847); incorporated herein by reference)

10.2 *Employment Agreement dated as of May 1, 1998 between iXL, Inc. and William C. Nussey. (originally filed as Exhibit 10.2 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.3 *Employment Agreement dated August 17, 1998 between iXL, Inc. and David Clauson. (originally filed as Exhibit 10.3 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.4 *Employment Agreement dated between iXL Enterprises, Inc. and Christopher M. Formant dated as of January 3, 2001

10.5     *Employment Agreement dated between iXL Enterprises, Inc. and Michael
         J. Casey dated July 31, 2000.

10.6 Subscription Agreement dated January 9, 2001 between iXL Enterprises, Inc. and Christopher M. Formant together with related agreements.

10.7 *iXL Enterprises, Inc. 1996 Stock Option Plan, together with related agreements. (originally filed as Exhibit 10.5 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.8 *iXL Enterprises, Inc. 1998 Non-Employee Stock Option Plan, together with related agreements. (originally filed as Exhibit 10.6 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.9 *iXL Enterprises, Inc. 1999 Employee Stock Option Plan, as amended and restated.

10.10 *iXL Enterprises, Inc. 1999B Employee Stock Option Plan as amended and restated.

10.11 *iXL Enterprises, Inc. Tessera 1995 Stock Option Plan. (originally filed as Exhibit 10.73 to the Company's Form 10-K filed on February 15, 2000; incorporated herein by reference)

10.12 *iXL Enterprises, Inc. 2000 Employee Stock Purchase Plan, as amended and restated.

10.13 Amended and Restated Registration Rights Agreement dated as of October 28, 1999 among iXL Enterprises, Inc., Kelso Investment Associates V, L.P., Kelso Equity Partners V, L.P., and certain other stockholders of iXL Enterprises, Inc., together with the First Amendment to such agreement, dated November 2, 1999. (originally filed as Exhibit 10.53 to the Company's Form S-1 (No. 333-88847); incorporated herein by reference)

10.14 Consulting Agreement dated as of February 5, 1999 by and between iXL Enterprises, Inc. and Kelso & Company. (originally filed as Exhibit
         10.9 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.15 Indemnification Agreement dated June 8, 1999 by and among iXL Enterprises, Inc. and the Indemnitees named therein. (originally filed as Exhibit 10.54 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

10.16 Indemnity Agreement dated as of September 1, 2000 by and between iXL Enterprises, Inc. and the Indemnities named therein

10.17 Indemnity Agreement dated as of February 1, 2001 by and between iXL Enterprises, Inc. and Christopher M. Formant

10.18 Securities Purchase Agreement, dated January 15, 1999, among iXL Enterprises, Inc. and the Purchasers listed therein for the purchase of shares of iXL Enterprises, Inc.'s Class A Convertible Preferred Stock. (originally filed as Exhibit 10.47 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.19 Warrant Agreement, dated as of November 3, 1998, among iXL Enterprises, Inc. and General Electric Capital Corporation. (originally filed as Exhibit 10.49 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.20 Master Services Agreement dated April 7, 1999 by and between iXL-New York, Inc. and General Electric Capital Corporation. (originally filed as Exhibit 10.56 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.21 Securities Purchase Agreement dated April 7, 1999 by and among iXL Enterprises, Inc., GE Capital Equity Investments, Inc., and the General Electric Pension Trust. (originally filed as Exhibit 10.59 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.22 Warrant Agreement dated April 7, 1999 by and between iXL Enterprises, Inc. and GE Capital Equity Investments, Inc. (originally filed as
         Exhibit 10.57 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.23 Letter Agreement for Marketing Services dated May 11, 1999 by and between iXL Enterprises, Inc. and GE Capital Equity Investments, Inc. (originally filed as Exhibit 10.66 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.24 Warrant Agreement dated June 8, 1999 by and between iXL Enterprises, Inc. and GE Capital Equity Investments, Inc. (originally filed as
         Exhibit 10.60 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

10.25 U.S. Purchase Agreement dated as of June 2, 1999 by and among iXL Enterprises, Inc. and the underwriters listed therein. (originally filed as Exhibit 10.67 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

10.26 International Purchase Agreement dated as of June 2, 1999 by and among iXL Enterprises, Inc. and the underwriters listed herein. (originally filed as Exhibit 10.68 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

10.27 U.S. Purchase Agreement dated as of November 18, 1999 by and among iXL Enterprises, Inc. and the underwriters listed therein. (originally filed as Exhibit 10.70 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

10.28 International Purchase Agreement dated as of November 18,1999 by and among iXL Enterprises, Inc. and the underwriters listed therein. (originally filed as Exhibit 10.71 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

10.29 Credit Agreement dated as of January 7, 2000 among iXL Enterprises, Inc., the lenders party hereto and The Chase Manhattan Bank, as Administrative Agent and First Union National Bank as Syndication Agent (originally filed as Exhibit 10.72 to the Company's Form 10-K filed on February 15, 2000; incorporated herein by reference), together with Amendment dated as of December 7, 2000 to Credit Agreement dated as of January 7, 2000, among iXL Enterprises, Inc., the lenders party thereto, and The Chase Manhattan Bank, as administrative agent (originally filed as Exhibit 10.1 to the Company's Form 8-K filed on December 22, 2000; incorporated herein by reference)

10.30 Note Purchase Agreement dated December 19, 2000 by and among ProAct Technologies Corp., iXL Enterprises, Inc., iXL Ventures L.P., and iXL Ventures PHC, Inc., together with related transaction documents. (originally filed as Exhibit 10.2 to the Company's Form 8-K filed on December 22, 2000; incorporated herein by reference)

10.31 Stock Purchase Agreement dated December 28, 2000 by and between HPS America, Inc. and iXL Enterprises, Inc.

10.32 Lease Agreement by and between 1600 Peachtree, LLC and iXL Enterprises, Inc. dated December 6, 1999

10.33 Lease between TST 555/575 Market, LLC and iXL Enterprises, Inc. dated May 31, 2000

10.34    Subscription Agreements dated March 30, 2001 between iXL
         Enterprises, Inc. and each of Riverstone Group, LLC, Daniel L. Simon, Frank K. Bynum, Jr., James J. Connors II, David I. Wahrhaftig, Philip
         E. Berney, Frank J. Loverro, Barbara F. Alechman, Frank T. Nickell, Thomas R. Wall, IV and George E. Matelich.

21.1     Subsidiaries of the Company

23.1     Consent of PricewaterhouseCoopers LLP

(b).     The following Reports on Form 8-K were filed:


     DATE OF REPORT      DATE FILED     ITEMS INCLUDED
    ------------------   ------------   --------------
    12/7/00........      12/22/00              5
    1/18/01........       1/19/01              9

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on April 2, 2001.


                                    iXL Enterprises, Inc.,
                                    a Delaware corporation

                                    By: /s/ Michael J. Casey
                                       ----------------------------------------
                                       Name: Michael J. Casey
                                       Title: Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                SIGNATURE                                 TITLE

/s/  U. Bertram Ellis, Jr.                      Chairman of the Board
- ------------------------------------------
          U. Bertram Ellis, Jr.

/s/ Christopher M. Formant                      Chief Executive Officer and Director
- ------------------------------------------      (Principal Executive Officer)
         Christopher M. Formant

/s/ Jeffrey T. Arnold                           Director
- ------------------------------------------
            Jeffrey T. Arnold

/s/ Frank K. Bynum, Jr.                         Director
- ------------------------------------------
           Frank K. Bynum, Jr.

/s/ Jerome D. Colonna                           Director
- ------------------------------------------
            Jerome D. Colonna

/s/ Thomas G. Rosencrants                       Director
- ------------------------------------------
          Thomas G. Rosencrants

/s/ Jeffrey C. Walker                           Director
- ------------------------------------------
            Jeffrey C. Walker

/s/ Thomas R. Wall, IV                          Director
- ------------------------------------------
           Thomas R. Wall, IV

/s/ Gary C. Wendt                               Director
- ------------------------------------------
              Gary C. Wendt

/s/ Michael J. Casey                            Chief Financial and Accounting Officer
- ------------------------------------------
             Michael J. Casey