Form 10-Q
period 2001-03-31
IXL ENTERPRISES INC
filed 2001-04-30
CIK 1018705

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

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

                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes. [ ] No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                                Outstanding at April 27, 2001
----------------------------                       -----------------------------
Common Stock, $.01 par value                                 95,468,907
                              iXL ENTERPRISES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                          QUARTER ENDED MARCH 31, 2001

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets at March 31, 2001
          and December 31, 2000 ............................................3

        Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2001 and 2000 .......................4

        Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and 2000 .......................5

        Notes to Condensed Consolidated Financial Statements ...............6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................8

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................13

Item 6. Exhibits and Reports on Form 8-K ..................................13

Signature .................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      March 31, 2001    December 31, 2000
                                                                                      --------------    -----------------
                                                                                        (unaudited)

                                    ASSETS

Current Assets:
   Cash and cash equivalents ...................................................        $   45,281         $   48,595
   Marketable securities .......................................................               239              3,967
   Accounts receivable, net of allowance for doubtful accounts of $6,791
    and $21,339 at March 31, 2001 and December 31, 2000, respectively ..........            31,547             47,330
   Unbilled revenue ............................................................             9,662             13,858
   Prepaid expenses and other current assets ...................................             2,064              3,035
                                                                                        ----------         ----------
       Total current assets ....................................................            88,793            116,785
Property and equipment, net ....................................................            64,897             69,896
Intangible assets, net .........................................................            37,258             41,589
Other non-current assets .......................................................             5,699              6,165
                                                                                        ----------         ----------

       Total assets ............................................................        $  196,647         $  234,435
                                                                                        ==========         ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ............................................................        $   10,479         $   22,919
   Deferred revenue ............................................................             6,312              7,537
   Accrued liabilities .........................................................             9,353             15,180
   Restructuring reserve .......................................................            23,792             30,328
   Current portion of long-term debt ...........................................               313                323
                                                                                        ----------         ----------
       Total current liabilities ...............................................            50,249             76,287
Non-current portion of restructuring reserve ...................................             9,777             11,297
Long-term debt, less current portion ...........................................            20,840             20,395
Other long-term liabilities ....................................................             2,643                 48
                                                                                        ----------         ----------

       Total liabilities .......................................................            83,509            108,027
                                                                                        ----------         ----------

Stockholders' equity:
   Common stock ................................................................               958                775
   Additional paid in capital ..................................................           637,140            620,914
   Accumulated deficit .........................................................          (518,239)          (488,438)
   Accumulated other comprehensive loss ........................................            (1,376)            (1,000)
   Treasury stock at cost ......................................................              (888)              (888)
   Stock subscription receivable ...............................................            (1,500)            (1,500)
   Notes receivable for common stock sold ......................................            (1,750)                --
   Unearned compensation .......................................................            (1,207)            (3,455)
                                                                                        ----------         ----------

       Stockholders' equity ....................................................           113,138            126,408
                                                                                        ----------         ----------

       Total liabilities and stockholders' equity ..............................        $  196,647         $  234,435
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

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                              ----------------------------
                                                                                 2001              2000
                                                                              ----------        ----------

Revenue ..............................................................        $   40,694        $  101,295

Professional services expenses .......................................            35,197            47,896
Sales and marketing expenses .........................................             5,453             9,734
General and administrative expenses ..................................            19,786            37,018
                                                                              ----------        ----------
         Operating income (loss) before non-cash expenses ............           (19,742)            6,647
                                                                              ----------        ----------

Stock-based compensation and other expenses ..........................               201             3,110
Depreciation .........................................................             5,013             4,185
Amortization .........................................................             4,253            10,831
                                                                              ----------        ----------

              Loss from operations ...................................           (29,209)          (11,479)

Other expenses, net ..................................................              (176)             (182)
Interest income ......................................................               587             1,677
Interest expense .....................................................            (1,003)             (471)
Equity in net losses of affiliates ...................................                --           (10,171)
                                                                              ----------        ----------

              Loss before income taxes ...............................           (29,801)          (20,626)
Income tax expense ...................................................                --                --
                                                                              ----------        ----------

Net loss .............................................................        $  (29,801)       $  (20,626)
                                                                              ==========        ==========

Net loss per common share ............................................        $    (0.38)       $    (0.29)
                                                                              ==========        ==========

Weighted average common shares outstanding ...........................            78,724            71,877
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

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   ----------------------------
                                                                                      2001              2000
                                                                                   ----------        ----------

Cash flows from operating activities:
Net loss ..................................................................        $  (29,801)       $  (20,626)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation ............................................................             5,013             4,185
  Amortization ............................................................             4,253            10,831
  Provision for bad debts .................................................             3,899             4,620
  Accretion of discount on long-term debt .................................               475                --
  Write-down of leasehold improvements and equipment ......................               894                --
  Stock-based compensation and other expenses .............................               201             3,110
  Equity in net losses of affiliates ......................................                --            10,171
  Changes in assets and liabilities, net of effects from purchase, sale and deconsolidation of subsidiaries:
     Accounts receivable ..................................................            10,367           (14,024)
     Unbilled revenue .....................................................             4,196            (6,126)
     Prepaid expenses and other assets ....................................             5,320           (12,049)
     Accounts payable and accrued liabilities .............................           (15,844)            1,299
     Deferred revenue .....................................................            (1,225)             (413)
     Restructuring reserve ................................................            (8,056)               --
                                                                                   ----------        ----------
          Net cash used in operating activities ...........................           (20,308)          (19,022)
                                                                                   ----------        ----------

Cash flows from investing activities:
  Purchases of property and equipment .....................................            (3,099)          (13,026)
  Purchases of subsidiaries, net of cash acquired .........................                --             1,460
  Deconsolidation of subsidiaries to equity basis .........................                --           (10,829)
  Purchases of marketable securities ......................................                --           (22,610)
  Proceeds from sales and maturities of marketable securities .............                --            15,965
  Proceeds from sale of assets ............................................             3,724               147
                                                                                   ----------        ----------
          Net cash provided by (used in) investing activities .............               625           (28,893)
                                                                                   ----------        ----------

Cash flows from financing activities:
  Repayment of borrowings .................................................               (40)             (148)
  Proceeds from issuance of common stock ..................................            18,315            16,290
  Issuance of notes receivable for common stock sold ......................            (2,250)               --
  Repayment of notes receivable for common stock sold .....................               500                --
                                                                                   ----------        ----------
          Net cash provided by financing activities .......................            16,525            16,142
                                                                                   ----------        ----------

Effect of exchange rate changes on cash and cash equivalents ..............              (156)             (437)

Net decrease in cash and cash equivalents .................................            (3,314)          (32,210)
Cash and cash equivalents at beginning of period ..........................            48,595           120,812
                                                                                   ----------        ----------
Cash and cash equivalents at end of period ................................        $   45,281        $   88,602
                                                                                   ==========        ==========

Non-cash investing and financing activities:
      Unrealized loss on marketable securities ............................        $     (220)       $   (6,725)

              The accompanying notes are an integral part of these
                condensed consolidated statements of cash flows.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BACKGROUND

         iXL Enterprises, Inc. is a leading business and technology consultancy that helps companies utilize the power of emerging technologies and advanced business strategies to build stronger, more profitable relationships with their customers and business partners. iXL has 11 offices in the United States and Europe. The Company helps businesses identify how the Internet can be used to their competitive advantage and provides expertise in creative design and systems engineering to design, develop and deploy advanced Internet applications and solutions.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of iXL's financial condition as of March 31, 2001, the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. During 2000, the Company deconsolidated both ProAct Technologies Corp. and Digital Planet. The Company has presented its results of operations and financial condition as if the deconsolidations occurred on January 1, 2000. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

3.       RESTRUCTURING CHARGES

        In September 2000, the Company announced a major restructuring of its business operations. The restructuring plan was designed to reduce costs and improve efficiency, and as a result, the Company reduced its workforce by approximately 350 employees. In November 2000, the Company announced plans for additional restructuring which included the closing or sale of several offices and a reduction in workforce by approximately 850 additional employees. Of these total reductions in workforce, approximately 800 were professional services personnel, 300 were general and administrative personnel, and 100 were in sales and marketing personnel. The restructuring was an effort to become a more industry-focused company and to deliver a higher level of quality and depth of expertise for our clients. As a result of this restructuring, the Company recorded a charge of approximately $76,588,000 in 2000. Included in this total are approximately $38,463,000 of costs related to rent and sublease expenses net of anticipated sublease income for abandoned office leases, approximately $27,299,000 of costs resulting from the write-down leasehold improvements and equipment that were impaired as a result of the closure of offices and a decrease in demand for the Company's services and resulting decrease in revenue, and approximately $10,826,000 in severance due to the reduction in workforce.

         The restructuring charges and their utilization as of March 31, 2001 are summarized as follows (in thousands):

                                                                                 AMOUNTS    RESTRUCTURING
                                                                    CHARGES      UTILIZED     RESERVE
                                                                    --------     --------   -------------

                  Abandoned leases ............................     $ 38,463     $ (4,998)    $ 33,465
                  Write down of impaired leasehold
                    improvements and equipment ................       27,299      (27,299)          --
                  Employee termination and severance costs ....       10,826      (10,722)         104
                                                                    --------     --------     --------

                                                                    $ 76,588     $(43,019)    $ 33,569
                                                                    ========     ========     ========

         The Company expects future cash expenditures related to these restructuring activities to be approximately $33,569,000, of which approximately $23,792,000 the Company anticipates will be paid within the next twelve months.

4.       CREDIT FACILITY

         On March 30, 2001, the Company executed an amendment to its senior secured revolving syndicated credit facility which reduced the commitment under the credit facility from $50,000,000 to $35,000,000, expanded the borrowing base to include foreign receivables and certain assets of iXL Ventures and eliminated and amended certain financial covenants. This amendment required the Company to provide $10,000,000 of additional collateral in the form of restricted cash and further required the provision of an additional $5,000,000 in the form of restricted cash by September 30, 2001. The collateral and the commitment are each subject to further reductions of up to $15,000,000 upon the elimination or reduction of outstanding letters of credit. The amended credit facility established certain EBITDA (earnings before interest, income taxes, depreciation and amortization) covenants for the second, third and fourth quarters of 2001. This amendment to the credit facility became effective on April 2, 2001.

         At March 31, 2001, the Company had no borrowings outstanding under the credit facility and had utilized approximately $24,646,000 of the credit facility for letters of credit issued primarily as security for office leases. On April 5, 2001, the Company reduced the amount utilized under the credit facility for letters of credit to approximately $8,348,000, in exchange for payment of the $10,000,000 being held as additional collateral. In connection with this transaction, the commitment under the credit facility was further reduced from $35,000,000 to $20,000,000, and the requirements for additional collateral in the form of restricted cash of $10,000,000 under the amendment and $5,000,000 as of September 30, 2001 were eliminated.

5.       SALE OF RESTRICTED COMMON STOCK

         On March 30, 2001, pursuant to an agreement in principle reached March 26, 2001, the Company sold 15,875,000 shares of restricted common stock to unaffiliated third parties and to parties related to the Company through its principal shareholder, including two directors, for total proceeds of approximately $15,875,000 before expenses. This stock sale was subject to certain conditions, including the effectiveness of the amendment to the credit facility as discussed above.

6.       COMPREHENSIVE LOSS

         The components of comprehensive loss are as follows (in thousands):

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      2001              2000
                                                                   ----------        ----------

         Net loss .........................................        $  (29,801)       $  (20,626)
         Foreign currency translation adjustment ..........              (156)             (437)
         Unrealized loss on marketable securities .........              (220)           (6,725)
                                                                   ----------        ----------

                    Comprehensive loss ....................        $  (30,177)       $  (27,788)
                                                                   ==========        ==========

7.       NEW ACCOUNTING PRONOUNCEMENTS

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 did not have a material impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes contained in "ITEM 1. FINANCIAL STATEMENTS" in PART I of this report. This discussion contains forward-looking statements relating to the Company's future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. The Company's actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including, but not limited to, the Company's current liquidity position and need for additional financing, actions that the Company's lenders could take under the amended credit facility, the success of the Company's restructuring efforts and other factors contained in the risk factor disclosure contained in its Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the SEC as well as the factors listed in "Supplemental Factors Affecting Future Performance and Results" below. The cautionary statements made in that Form 10-K and herein are applicable to all related forward-looking statements wherever they appear in this report. The forward-looking statements contained in this report are made only as of the date hereof, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Supplemental Factors Affecting Future Performance and Results

We may not be able to adapt our business successfully to the reduction in demand for Internet consulting services.

         The dynamics of the demand for Internet consulting services changed rapidly and are continuing to do so. The average amount of time invested to attempt to secure any given project has been extended. It is likely that demand for Internet consulting services will remain lower than prior levels for the near future. We are attempting to adapt our business and business processes to this evolving environment. If we fail to restructure our operations sufficiently and adapt our business processes to the evolving marketplace, our business will suffer a material adverse impact.

We may not be able to complete our restructuring successfully and adapt to our new structure.

         In response to diminished demand for Internet consulting services, we have undertaken an extensive restructuring effort. We began this restructuring in September 2000, and believe that the majority of our restructuring efforts are behind us. However, additional material adjustments to our business are expected as we adapt to the evolving demand for Internet consulting services.

         To date, the following actions, among others, have occurred in the course of this restructuring:

         - our workforce has been reduced (through layoffs and voluntary resignations) to a current level of approximately 1,370 employees as of March 31, 2001;

         - we have closed 12 of our prior total of 23 offices; currently we have 11 offices in the following metropolitan areas:
                  Atlanta, GA; Charlotte, NC; Richmond, VA; Washington, DC; New York, NY; Boston, MA; Chicago; IL; Memphis, TN; Dallas, TX; San Diego, CA; and London, England; and

         - we have experienced significant changes in our executive management team and effective February 2001, we have hired Christopher M. Formant as our new Chief Executive Officer and President.

         Our failure to complete our restructuring successfully and to adapt to our new structure may have a material adverse effect on our financial condition and results of operations.

         As a result of our office closings, we continue to pay for office space that we are not currently using. Our obligations under certain of these leases are secured by cash security deposits and/or letters of credit issued under our senior credit facility. In the aggregate, these lease obligations, including the deposits and letters of credit, have a material impact on iXL's expenses and on our liquidity and capital resources. Our failure to relet these offices and to secure the return of the security deposits and letters of credit may have a material adverse effect on our liquidity and financial resources.

Our failure to raise additional capital or to achieve profitability would harm our business.

         iXL's future liquidity and capital requirements will depend on many factors. Our cash, cash equivalents and marketable securities decreased to $45.5 million at March 31, 2001 from $52.6 million at December 31, 2000. We believe that our existing cash and cash equivalents and marketable securities, together with funds that may be available under the credit facility, and proceeds from our recent stock sales will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of 2001. However, we may need to raise additional funds to fund operations or further reduce our workforce, or both if we experience operating results below our expectations or in the event we violate the covenants of the credit facility during such period. We are also evaluating and are in discussions to raise additional funds through the sale of certain minority equity interests in developing businesses held by iXL Ventures. There is no guarantee any such assets can be sold on acceptable terms or for cash. If we raise additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences or privileges senior to those of common stock. Furthermore, because of the low trading price of iXL's common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of iXL. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If this additional financing becomes necessary and is not available or we are unable to raise funds from the sale of assets, we may need to dramatically change our business plan or sell or merge the business.

Overview

         iXL is a leading business and technology consultancy that helps companies utilize emerging technologies and business strategy designed to build stronger, more profitable relationships with their customers and business partners. iXL has 11 offices in the United States and Europe. iXL began operations in May 1996, and since that time iXL has acquired a total of 38 companies.

         Our goal is to be the leader in providing unique e-business solutions for Global 1000 companies and other corporate users of information technology. To achieve our goal, we seek to utilize a focused set of vertical market capabilities and cost-effective development and implementation resources. We intend to leverage and expand our industry expertise, capture and disseminate our knowledge and best practices, recruit, train and retain experienced professionals, expand our client relationships and leverage our strategic alliances with key technology companies.

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

         iXL has incurred substantial losses since its inception. As of March 31, 2001, iXL had an accumulated deficit of approximately $518.2 million. There has been a significant decline in revenue over the last three quarters of the operations. The demand for Internet consulting services is changing rapidly. Beginning in the third quarter of 2000, Internet consultants, including iXL, experienced a significant reduction in demand. This overall slowdown affected iXL in that many of the Company's Global 1000 clients rethought or delayed implementing their Internet strategy. This shift in market dynamics as to our Global 1000 clients resulted in part from diminished competitive pressures from dot.com companies, which were struggling or failing. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their Internet initiative in lieu of those offered by iXL and its competitors. As a result, the average amount of time invested by iXL to attempt to secure any given project has increased. It is likely that demand for Internet consulting services, including those offered by the Company, will remain lower than prior levels for the foreseeable future.

         This reduction in demand has adversely affected iXL's revenue. In response to these factors, iXL initiated an extensive restructuring plan designed to reduce iXL's workforce and lower general and administrative expenses. This is further discussed in Note 3 of the condensed consolidated financial statements contained elsewhere in this report. As a result of the restructuring and employee terminations, iXL may have difficulty retaining its most qualified employees. Likewise, we may have difficulty attracting new qualified employees. The failure to attract and retain qualified creative, technical, consulting and sales personnel could materially and adversely affect the Company's financial condition and results of operations.

         On February 1, 2001, Christopher M. Formant became our new President and Chief Executive Officer. U. Bertram Ellis, Jr. continues to serve as Chairman of the Board of iXL.

         On March 30, 2001, pursuant to an agreement in principle reached March 26, 2001, the Company sold 15,875,000 shares of restricted common stock to unaffiliated third parties and to parties related to the Company through its principal shareholder, including two directors, for total proceeds of approximately $15.9 million before expenses. This stock sale was subject to certain subsequent events, including the effectiveness of the amendment to the credit facility, discussed in "Liquidity and Capital Resources" below, effective April 2, 2001.

Results of Operations

Comparison of Three Months Ended March 31, 2001 and March 31, 2000

         Revenue. Revenue decreased $60.6 million, or 60%, to $40.7 million for the three months ended March 31, 2001 from $101.3 million for the three months ended March 31, 2000. The decrease was primarily a result of the significant reduction of demand experienced by Internet consultants, including iXL. This overall slowdown affected iXL in that many of the Company's Global 1000 clients rethought or delayed implementing their Internet strategy. This shift in market dynamics as to our Global 1000 clients resulted in part from diminished competitive pressures from dot.com companies, which were struggling or failing. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their Internet initiatives in lieu of those offered by iXL and its competitors.

         Professional services expenses. Professional services expenses decreased $12.7 million, or 27%, to $35.2 million for the three months ended March 31, 2001 from $47.9 million for the three months ended March 31, 2000. The decrease was primarily attributable to a decrease in professional services headcount over the same period last year as a result of the Company's restructuring efforts. As a percentage revenue, professional services expenses increased from 47% for the three months ended March 31, 2000 to 86% for the three months ended March 31, 2001. The increase as a percentage of professional services revenue was due to the substantial decrease in revenue over the same period as described above. Also, see the discussion of the industry trend in the "Overview" section above.

         Sales and marketing expenses. Sales and marketing expenses decreased $4.2 million, or 43%, to $5.5 million for the three months ended March 31, 2001 from $9.7 million for the three months ended March 31, 2000. This decrease was primarily attributable to decreased advertising, promotional material, and public relations expenditures. As a percentage of revenue, sales and marketing expenses increased to 14% for the three months ended March 31, 2001 from 10% for the three months ended March 31, 2000.

         General and administrative expenses. General and administrative expenses decreased $17.2 million, or 46%, to $19.8 million for the three months ended March 30, 2001 from $37.0 million for the three months ended March 31, 2000. This decrease was primarily attributable to decreases in salaries, travel and other administrative expenses as a result of the Company's restructuring efforts. As a percentage of revenue, general and administrative expenses increased to 49% for the three months ended March 31, 2001 from 37% for the three months ended March 31, 2000.

         Stock-based compensation and other expenses. Stock-based compensation and other expense decreased to $201,000 for the three months ended March 31, 2001 from $3.1 million for the three months ended March 31, 2000. The $2.9 million decrease in stock-based compensation expense was due to a decrease in the number of employees with such stock options as a result of the restructuring.

         Depreciation. Depreciation expense increased $828,000, or 20% to $5.0 million for the three months ended March 31, 2001 from $4.2 million for the three months ended March 31, 2000. The increase was primarily related to additional investments in physical infrastructure and expansion in prior periods in anticipation of continued growth.

         Amortization. Amortization expense decreased $6.5 million or 60% to $4.3 million for the three months ended March 31, 2001 from $10.8 million for the three months ended March 31, 2000. The decrease was primarily a result of the write-off of impaired intangible assets that the Company recorded during the three months ended December 31, 2000.

         Interest income. Interest income decreased $1.1 million or 65% to $587,000 for the three months ended March 31, 2001 from $1.7 million for the three months ended March 31, 2000. The decrease was primarily due to decreased cash and marketable securities balances at March 31, 2001 versus March 31, 2000.

         Interest expense. Interest expense increased $532,000 or 113% to $1.0 million for the three months ended March 31, 2001 from $471,000 for the three months ended March 31, 2000. The increase was primarily due to interest expense on the note payable to ProAct and an increase in credit facility fees.

         Loss on equity investment. The Company incurred an $10.2 million loss on equity investment in the three months ended March 31, 2000. This loss was related to the Company's percentage share in ProAct's results of operations. No such charge was recorded for the three months ended March 31, 2001, as all equity investments have a zero basis.

Liquidity and Capital Resources

         iXL has funded its operations primarily with cash generated from operations, sales of securities and bank borrowings. On January 7, 2000, we entered into a senior secured revolving syndicated credit facility with several institutions providing for borrowings of up to $50.0 million. The credit facility expires on January 7, 2002. The credit facility bears interest payable at least quarterly at a rate of either (i) 2.75% plus an adjusted LIBOR rate or
(ii) 1.75% plus the greater of Chase Manhattan Bank's prime rate or .5% plus the federal funds rate. The credit facility is secured by liens on substantially all of the assets of our domestic operating subsidiaries. These obligations are also secured by all of the capital stock of iXL's domestic operating subsidiaries, iXL's stock holdings in ProAct, the general and limited partnership interests in iXL Ventures LP, and 65% of the capital stock of iXL's foreign subsidiaries, including the pledge of the capital stock of the same subsidiary companies. The credit facility provided for borrowings based upon a borrowing base formula of qualified billed and unbilled accounts receivable. A commitment fee is charged on the unused portion of the credit facility.

         On December 7, 2000, the Company executed an amendment to the credit facility to waive a violation of a financial covenant. The credit facility was further amended to do the following: restrict the borrowing base to qualified billed accounts receivable from domestic operations; permit the sale by the Company of equity interests forming part of the collateral securing iXL's obligations associated with the credit facility; reduce the amount of permitted capital expenditures; reduce the minimum required consolidated EBITDA (earnings before interest, income taxes, depreciation and amortization); and require the Company to maintain an minimum level of liquidity.

         On March 30, 2001, the Company executed an amendment to the credit facility which reduced the commitment under the credit facility from $50,000,000 to $35,000,000, expanded the borrowing base to include foreign receivables and certain assets of iXL Ventures and eliminated and amended certain financial covenants. This amendment required the Company to provide $10,000,000 of additional collateral in the form of restricted cash and further required the provision of an additional $5,000,000 in the form of restricted cash by September 30, 2001. The collateral and the commitment are each subject to further reductions of up to $15,000,000 upon the elimination or reduction of outstanding letters of credit. The amended credit facility established certain EBITDA covenants for the second, third, and fourth quarters of 2001. This amendment to the credit facility became effective on April 2, 2001.

         At March 31, 2001, the Company had no borrowings outstanding under the credit facility and had utilized approximately $24,646,000 of the credit facility for letters of credit issued primarily as security for office leases. On April 5, 2001, the Company reduced the amount utilized under the credit facility for letters of credit to approximately $8,348,000, in exchange for payment of the $10,000,000 being held as additional collateral. In connection with this transaction, the commitment under the credit facility was further reduced from $35,000,000 to $20,000,000, and the requirements for additional collateral in the form of restricted cash of $10,000,000 under the amendment and $5,000,000 as of September 30, 2001 were eliminated.

          On March 30, 2001, pursuant to an agreement in principle reached March 26, 2001, the Company sold 15,875,000 shares of restricted common stock to unaffiliated third parties and to parties related to the Company through its principal shareholder, including two directors, for total proceeds of approximately $15,875,000 before expenses. This stock sale was subject to certain conditions, including the effectiveness of the amendment to the credit facility as discussed above.

         As of March 31, 2001, iXL had $38.5 million of working capital, including $45.3 million of cash and cash equivalents and $239,000 of marketable securities, as compared to $40.5 million of working capital, including $48.6 million in cash and cash equivalents and $4.0 million in marketable securities as of December 31, 2000.

         Cash used in operating activities was $20.3 million for the three months ended March 31, 2001, as compared to cash used in operating activities of $19.0 million for the three months ended March 31, 2000. Cash used in operating activities for the three months ended March 31, 2001 was largely due to a decrease in accounts payable and other accrued liabilities and the restructuring reserve. The Company calculates average days' sales outstanding ("DSO") based on billed and unbilled receivables less deferred revenue. The DSO for the quarter ended March 31, 2001 was 77 as compared to 92 for the quarter ended December 31, 2000. Cash provided by investing activities was $625,000 for the three months ended March 31, 2001, as compared to cash used in investing activities of $28.9 million for the three months ended March 31, 2000. Cash provided by investing activities for the three months ended March 31, 2001 was primarily provided by the sale of certain assets that were non-strategic to the scope of our principal business. This was partially offset by purchases of property and equipment. Cash provided by financing activities was $16.5 million for the three months ended March 31, 2001 as compared to cash provided by financing activities of $16.1 million for the three months ended March 31, 2000. Cash provided by financing activities for the three months ended March 31, 2001 primarily resulted from the sale of restricted common stock.

         iXL's future liquidity and capital requirements will depend on many factors. Our cash, cash equivalents and marketable securities decreased to $45.5 million at March 31, 2001 from $52.6 million at December 31, 2000. We believe that our existing cash and cash equivalents and marketable securities, together with funds that may be available under the credit facility, and proceeds from our recent stock sales will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of 2001. However, we may need to raise additional funds to fund operations or further reduce our workforce, or both if we experience operating results below our expectations or in the event we violate the covenants of the credit facility during such period. We are also evaluating and are in discussions to raise additional funds through the sale of certain minority equity interests in developing businesses held by iXL Ventures. There is no guarantee any such assets can be sold on acceptable terms or for cash. If we raise additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences or privileges senior to those of common stock. Furthermore, because of the low trading price of iXL's common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of iXL. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If this additional financing becomes necessary and is not available or we are unable to raise funds from the sale of assets, we may need to dramatically change our business plan or sell or merge the business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item, other than as described under this item in the Company's Annual Report on Form 10-K.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On or about September 8, 2000, the first in a series of shareholder class action complaints was filed against iXL and certain of its present and former directors and officers in the United States District Court for the Northern District of Georgia. Those cases were consolidated by Order dated January 23, 2001, and a consolidated amended class action complaint (Case No. 1:00-CV-2347-CC) was filed on March 27, 2001, naming only iXL as a defendant, on behalf of a putative class of all those who purchased or otherwise acquired securities of iXL between November 30, 1999 and September 1, 2000. The amended complaint seeks damages based on general allegations of false and misleading press releases and SEC filings concerning our business prospects and financial statements. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. A related complaint was filed in Redwing Ltd. v. iXL Enterprises, Inc., et al., Case No. 1:00-CV-29790HTW, United States District Court for the Northern District of Georgia against the Company and certain of its present and former directors and officers. The Redwing complaint alleges causes of action under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, Sections 12 and 15 of the Securities Act of 1933, the Georgia Blue Sky laws, as well as common law claims for breach of contract and negligent misrepresentation. A second related complaint was filed in Next Century Communications Corp. v. U. Bertram Ellis, Case No. 1:01-CF-0755-TWT, United States District Court for the Northern District of Georgia. The Next Century complaint alleges fraud, negligent misrepresentation and breach of fiduciary duty. We have filed motions to dismiss the Redwing complaint. We intend to move to dismiss the class action amended complaint and the Next Century complaint. We believe we have meritorious defenses to the allegations and intend to defend these cases vigorously. In light of the nature of the litigation process, there can be no assurance that iXL will not be constrained to consider reasonable settlement opportunities or suffer an adverse result, either of which could have a material adverse impact on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         21       Subsidiaries of registrant

(b)       Reports on Form 8-K were filed:

                           DATE OF REPORT     DATE FILED     ITEMS INCLUDED
                           --------------    -------------   --------------
                           March 30, 2001    April 4, 2001        5, 7

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       iXL Enterprises, Inc.


                       By: /s/  MICHAEL J. CASEY
                           -----------------------------------------------------
                           Michael J. Casey
                           Executive Vice President and Chief Financial Officer

Date:    April 30, 2001