Form 10-Q
period 2001-06-30
IXL ENTERPRISES INC
filed 2001-08-14
CIK 1018705

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

                         Commission File No. 000-26167

                             iXL ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                  58-2234342
--------------------------------------------  ---------------------------------
      (State or other jurisdiction            (IRS Employer Identification No.)
         of incorporation)

1600 Peachtree Street, NW, Atlanta, Georgia                 30309
-------------------------------------------   ---------------------------------
 (Address of principal executive offices)                 (Zip Code)

                                 (404) 279-1000
              (Registrant's telephone number, including area code)

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes. [ ] No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Title of each class                                           Outstanding at August 10, 2001
----------------------------                                     ------------------------------
Common Stock, $.01 par value                                                 96,772,697

                             iXL ENTERPRISES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                          QUARTER ENDED JUNE 30, 2001

                                             PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000...........................    3

            Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001
              and 2000..............................................................................................   4

            Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000.........   5

            Notes to Condensed Consolidated Financial Statements....................................................   6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...................   8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..............................................  14

                                              PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.......................................................................................  15

Item 4.     Submission of Matters to a Vote of Security Holders ....................................................  15

Item 6.     Exhibits and Reports on Form 8-K........................................................................  15

Signature...........................................................................................................  16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                          June 30, 2001      December 31, 2000
                                                                                          -------------      -----------------
                                          ASSETS
Current assets:
   Cash and cash equivalents .....................................................          $  25,578           $  48,595
   Marketable securities .........................................................                202               3,967
   Accounts receivable, net of allowance for doubtful accounts of $5,768
    and $21,339 at June 30, 2001 and December 31, 2000, respectively .............             19,607              47,330
   Unbilled revenue ..............................................................              9,328              13,858
   Prepaid expenses and other current assets .....................................              2,388               3,035
                                                                                            ---------           ---------
       Total current assets ......................................................             57,103             116,785
Property and equipment, net ......................................................             42,046              69,896
Intangible assets, net ...........................................................             20,396              41,589
Other non-current assets .........................................................              4,996               6,165
                                                                                            ---------           ---------

       Total assets ..............................................................          $ 124,541           $ 234,435
                                                                                            =========           =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................................          $   9,017           $  22,919
   Deferred revenue ..............................................................              5,462               7,537
   Accrued liabilities ...........................................................              6,688              15,180
   Restructuring reserve .........................................................              8,730              30,328
   Borrowings under credit facility ..............................................              3,700                  --
   Current portion of long-term debt .............................................                314                 323
                                                                                            ---------           ---------
       Total current liabilities .................................................             33,911              76,287
Non-current portion of restructuring reserve .....................................             11,381              11,297
Long-term debt and call rights, less current portion .............................             14,618              20,395
Other long-term liabilities ......................................................              2,152                  48
                                                                                            ---------           ---------

       Total liabilities .........................................................             62,062             108,027
                                                                                            ---------           ---------

Stockholders' equity:
   Common stock, par value of $.01, 200,000,000 authorized; 96,328,640 and
     77,150,700 issued at June 30, 2001 and December 31, 2000, respectively;
     95,976,224 and 76,798,284 outstanding at June 30, 2001 and December 31,
     2000, respectively ..........................................................                966                 775
   Additional paid in capital ....................................................            638,711             620,914
   Accumulated deficit ...........................................................           (570,201)           (488,438)
   Accumulated other comprehensive loss ..........................................             (1,968)             (1,000)
   Treasury stock at cost; 352,416 shares ........................................               (888)               (888)
   Stock subscription receivable .................................................             (1,500)             (1,500)
   Notes receivable for common stock sold ........................................             (1,821)                 --
   Unearned compensation .........................................................               (820)             (3,455)
                                                                                            ---------           ---------

       Total stockholders' equity ................................................             62,479             126,408
                                                                                            ---------           ---------

       Total liabilities and stockholders' equity ................................          $ 124,541           $ 234,435
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

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                         -----------------------         -----------------------
                                                           2001          2000              2001           2000
                                                         --------      ---------         --------      ---------

Revenue ..............................................   $ 32,737      $ 118,423         $ 73,431      $ 219,718

Expenses:
  Professional services expenses .....................     25,553         55,122           60,750        103,018
  Sales and marketing expenses .......................      5,569         11,370           11,022         21,104
  General and administrative expenses ................     13,748         42,449           33,534         79,467
  Stock-based compensation and other expenses ........        405            756              606          3,866
  Depreciation .......................................      4,706          4,928            9,719          9,113
  Amortization .......................................      4,117         11,205            8,370         22,036
  Impairment charge on intangible assets .............     12,746             --           12,746             --
  Restructuring charges ..............................     24,880             --           24,880             --
                                                         --------      ---------         --------      ---------
              Loss from operations ...................    (58,987)        (7,407)         (88,196)       (18,886)

Other income (expense), net ..........................      7,933            (84)           7,757           (266)
Interest income ......................................        350          1,667              937          3,344
Interest expense .....................................     (1,256)          (219)          (2,259)          (690)
Equity in net losses of affiliates ...................         --        (21,908)              --        (32,079)
                                                         --------      ---------         --------      ---------
              Loss before income taxes ...............    (51,960)       (27,951)         (81,761)       (48,577)
Income tax expense ...................................         --           (600)              --           (600)
                                                         --------      ---------         --------      ---------
              Net loss ...............................   $(51,960)     $ (28,551)        $(81,761)     $ (49,177)
                                                         ========      =========         ========      =========
Basic and diluted net loss per common share ..........   $  (0.54)     $   (0.38)        $  (0.94)     $   (0.67)
                                                         ========      =========         ========      =========
Weighted average common shares outstanding ...........     95,541         74,801           87,162         73,339
                                                         ========      =========         ========      =========

         The accompanying notes are an integral part of these condensed consolidated statements of operations.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                          ----------------------------
                                                                                            2001                2000
                                                                                          --------           ---------

Cash flows from operating activities:
Net loss .......................................................................          $(81,761)          $ (49,177)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation .................................................................             9,719               9,113
  Amortization .................................................................             8,370              22,036
  Provision for bad debts ......................................................             4,387               8,830
  Amortization of discount on long-term debt ...................................             1,283                  --
  Write-down of leasehold improvements and equipment ...........................            20,555                  --
  Stock-based compensation and other expenses ..................................               933               3,956
  Equity in net losses of affiliates ...........................................                --              32,079
  Impairment on intangible assets ..............................................            12,746                  --
  Adjustment of value of call rights ...........................................            (6,983)                 --
Changes in assets and liabilities, net of effects from purchase, sale and deconsolidation of subsidiaries:
     Accounts receivable .......................................................            21,820             (30,440)
     Unbilled revenue ..........................................................             4,529              (7,366)
     Prepaid expenses and other assets .........................................             5,697              (6,641)
     Accounts payable and accrued liabilities ..................................           (20,462)              6,511
     Deferred revenue ..........................................................            (2,075)                651
     Restructuring reserve .....................................................           (21,514)                 --
                                                                                          --------           ---------
          Net cash used in operating activities ................................           (42,756)            (10,448)
                                                                                          --------           ---------
Cash flows from investing activities:
  Purchases of property and equipment ..........................................            (4,375)            (37,394)
  Purchases of subsidiaries, net of cash acquired ..............................                --              (2,640)
  Deconsolidation of subsidiaries to equity basis ..............................                --             (15,221)
  Purchases of marketable securities ...........................................                --             (42,394)
  Proceeds from sales and maturities of marketable securities ..................                --              19,063
  Proceeds from sale of assets .................................................             3,724                 147
                                                                                          --------           ---------
          Net cash used in investing activities ................................              (651)            (78,439)
                                                                                          --------           ---------
Cash flows from financing activities:
  Repayment of borrowings ......................................................               (86)               (245)
  Proceeds from issuance of common stock .......................................            16,958              24,783
  Issuance of debt .............................................................             3,700                  --
  Repayment of notes receivable for common stock sold ..........................               500                  --
                                                                                          --------           ---------
          Net cash provided by financing activities ............................            21,072              24,538
                                                                                          --------           ---------
Effect of exchange rate changes on cash and cash equivalents ...................              (682)               (710)

Net decrease in cash and cash equivalents ......................................           (23,017)            (65,059)
Cash and cash equivalents at beginning of period ...............................            48,595             120,812
                                                                                          --------           ---------
Cash and cash equivalents at end of period .....................................          $ 25,578           $  55,753
                                                                                          ========           =========
Non-cash investing and financing activities:
      Unrealized loss on marketable securities .................................          $   (257)          $  (8,245)

         The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BACKGROUND

         iXL Enterprises, Inc. is a leading business and technology consultancy that helps companies utilize the power of emerging technologies and advanced business strategies to build stronger, more profitable relationships with their customers and business partners. The Company helps businesses identify how the Internet can be used to their competitive advantage and provides expertise in creative design and systems engineering to design, develop and deploy advanced Internet applications and solutions. iXL has 8 principal offices in the United States and Europe.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of iXL's financial condition as of June 30, 2001, the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. During 2000, the Company deconsolidated both ProAct Technologies Corp. and Digital Planet. The Company has presented its results of operations and financial condition as if the deconsolidations occurred on January 1, 2000. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

3.       PENDING MERGER WITH SCIENT CORPORATION

         On July 31, 2001, iXL and Scient Corporation jointly announced that they entered into an Agreement and Plan of Merger dated July 31, 2001, which sets forth the terms and conditions of a pending business combination of iXL and Scient. Each share of iXL common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.25 shares of the new company's common stock, and each share of Scient common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.31 shares of the new company's common stock.

         Consummation of the transaction is subject to various conditions, including the approval by both iXL's and Scient's stockholders and the receipt of required regulatory approvals. In connection with the execution of the merger agreement, iXL and certain stockholders of Scient who own approximately 34% of the outstanding common stock of Scient entered into a voting agreement pursuant to which such Scient stockholders have agreed to vote their shares of Scient common stock in favor of the adoption of the merger agreement. Similarly, Scient and certain stockholders of iXL who own approximately 34% of the outstanding common stock of iXL entered into a voting agreement pursuant to which such iXL stockholders have agreed to vote their shares of iXL common stock in favor of the adoption of the merger agreement.

4.       RESTRUCTURING CHARGES

         In May 2001, the Company announced that in a continued effort to reduce costs and improve efficiency as part of its restructuring plan, it would effect a workforce reduction of approximately 300 employees. This announcement succeeded announcements of a reduction of approximately 350 employees in September 2000 and approximately 850 employees in November 2000. The Company substantially completed these reductions as of June 31, 2001. Of these total reductions in workforce, approximately 1,010 were professional services personnel, 360 were general and administrative personnel, and 130 were in sales and marketing personnel. The restructuring was an effort to become a more industry-focused company and to deliver a higher level of quality and depth of expertise for our clients. As a result of this restructuring, the Company recorded a charge of approximately $24,880,000 in 2001 and $76,588,000 in 2000. Included in this total are approximately $38,463,000 of costs related to rent and sublease expenses net of anticipated sublease income for abandoned office leases, approximately $45,240,000 of costs resulting from the write-down of leasehold improvements and equipment that were impaired as a result of the closure of offices due to a decrease in demand for the Company's services and resulting decrease in revenue and approximately $17,765,000 in severance due to the reduction in workforce.

         The restructuring charges and their utilization as of June 30, 2001 are summarized as follows (in thousands):


                                                Restructuring                               Restructuring
                                                  Reserve at                                  Reserve at
                                                 December 31,                  Amount          June 30,
                                                     2000         Charges      Utilized          2001
                                                -------------     --------     --------     -------------

Abandoned leases ............................       $36,897       $     --     $(17,501)        $19,396
Write down of impaired leasehold
  improvements and equipment ................           130         17,941      (18,071)             --
Employee termination and severance costs ....         4,598          6,939      (10,822)            715
                                                    -------       --------     --------         -------

                                                    $41,625       $ 24,880     $(46,394)        $20,111
                                                    =======       ========     ========         =======

         The Company expects future cash expenditures related to these restructuring activities to be approximately $20,111,000, of which approximately $8,730,000 the Company anticipates will be paid within the next twelve months.

5.       IMPAIRMENT CHARGE ON INTANGIBLE ASSETS

         As a result of the continued changes in the dynamics of the demand for Internet consulting services, the Company evaluated the recoverability of its intangible assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviewed the undiscounted future cash flows to be generated by its operations. These cash flows were below the carrying value of the goodwill recorded as a result of the Company's acquisitions. Therefore, the Company adjusted the carrying value of the goodwill and acquired workforce based on future discounted cash flows and recorded an impairment charge of $97,402,000 in the fourth quarter of 2000 and an additional charge of $12,746,000 in the second quarter of 2001. Of the total impairment charge taken, $86,232,000 was a write-down of assets recorded as a result of the Tessera acquisition.

6.       CREDIT FACILITY

         On March 30, 2001, the Company executed an amendment to its senior secured revolving syndicated credit facility which reduced the commitment under the credit facility in stages from $50,000,000 to $20,000,000 pursuant to certain events, expanded the borrowing base to include foreign receivables and certain assets of iXL Ventures and eliminated and amended certain financial covenants. The amended credit facility established certain EBITDA (earnings before interest, income taxes, depreciation and amortization) covenants for the second, third and fourth quarters of 2001. This amendment to the credit facility became effective on April 2, 2001. At June 30, 2001, the Company was in violation of a financial covenant as defined under the credit facility. Effective August 10, 2001, the lenders waived any event of default resulting from this covenant violation until the earlier of the completion of the pending merger or November 30, 2001 and the commitment under the credit facility was reduced to $8,050,000.

         At June 30, 2001, the Company had $3,700,000 in borrowings outstanding under the credit facility and had utilized approximately $8,048,000 of the credit facility for letters of credit issued primarily as security for office leases. The Company repaid the borrowings outstanding in July 2001.

7.       NOTE PAYABLE TO PROACT

         On December 19, 2000 the Company consummated a transaction with ProAct in which iXL Ventures PHC, Inc., an indirect wholly owned subsidiary of the Company, issued a 5.75% secured convertible note to ProAct in exchange for a cash payment of $20,000,000. The note is secured by and exchangeable for, upon satisfaction of certain conditions, ten million shares of common stock of ProAct held by iXL Ventures PHC, Inc. iXL Ventures PHC, Inc. has no other properties or assets other than its interest in the ProAct common stock. The note is non-recourse to iXL Enterprises, Inc. Additionally, in conjunction with the issuance of the secured convertible note, the Company issued call rights to ProAct to purchase up to ten million shares of its common stock owned by iXL Ventures LP at a purchase price of $3.00 per share. The note accrues interest at 5.75% per annum on a quarterly basis. The entire amount of unpaid principal and accrued and unpaid interest is due and payable on January 7, 2004.

         We are required to make adjustments to the carrying value of the note for changes in the fair value of ProAct's common stock because the terms of the note enable ProAct to exchange the note for the pledged collateral. We will record any resulting adjustment as interest income or interest expense. We are also required to carry the call rights at their fair value during their term with any resulting changes in the fair value being recorded as other income or expense. The Company uses the Black-Scholes option-pricing model to determine the fair value of the call rights. During the three months ended June 30, 2001, the Company adjusted the value of the call rights by approximately $6,983,000 and recorded this amount as other income.

8.       SALE OF RESTRICTED COMMON STOCK

         On March 30, 2001, pursuant to an agreement in principle reached March 26, 2001, the Company sold 15,875,000 shares of restricted common stock to unaffiliated third parties and to parties related to the Company through its principal shareholder, including two directors, for proceeds of approximately $15,875,000 before expenses.

9.       COMPREHENSIVE LOSS

         The components of comprehensive loss are as follows (in thousands):


                                                   Three Months Ended           Six Months Ended
                                                 ---------------------        ---------------------
                                                 June 30,     June 30,        June 30,     June 30,
                                                   2001         2000           2001         2000
                                                 --------     --------        --------     --------

Net loss .....................................   $(51,960)    $(28,551)       $(81,761)    $(49,177)
Foreign currency translation adjustment ......       (526)        (273)           (682)        (710)
Unrealized loss on marketable securities .....        (37)      (1,520)           (257)      (8,245)
                                                 --------     --------        --------     --------
           Comprehensive loss ................   $(52,523)    $(30,344)       $(82,700)    $(58,132)
                                                 ========     ========        ========     ========

10.      AGREEMENT WITH HPS AMERICA, INC.

         On December 28, 2000 the Company entered into a stock purchase agreement with HPS under which HPS purchased one million shares of the Company's common stock at $3.00 per share. HPS paid $1,500,000 upon execution of the agreement. The remaining $1,500,000 was recorded as subscription receivable in stockholders' equity. The Company agreed to subcontract $65,000,000 of services to HPS over a three-year period. Services that will be subcontracted to HPS include application software development, migration, re-engineering, systems integration, service management and other professional services. If the Company fails to meet this commitment, the Company must pay HPS the difference between the commitment and the value of the business actually given. The agreement was subsequently modified in June 2001 to extend the time frame of the time period in which the Company's subcontracting of services must occur by six months. Additionally, the modification delayed the due date of the remaining $1,500,000 owed by HPS to March 31, 2002 and released to HPS the 500,000 shares of the Company's common stock that had been pledged to iXL until payment of the $1,500,000 was made.

11.      NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company is required to adopt SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 are effective upon adoption of SFAS 142. The Company has not yet determined the impact that these standards could have on its financial position or results of operations.


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

Supplemental Factors Affecting Future Performance and Results

Our pending merger with Scient may not be consummated, will affect the trading price of our common stock, and may cause increased employee turnover.

         On July 31, 2001, we announced that we had entered into a merger agreement with Scient Corporation. Consummation of the transaction is subject to various conditions, including the approval by both iXL's and Scient's stockholders and the receipt of required regulatory approvals. There can be no guarantee that this transaction will be consummated, or if it is consummated, that the anticipated or intended benefits of the merger will ever be realized.

         On July 31, 2001, the day our pending merger with Scient was announced publicly, the trading price of our common stock fell from a closing price on July 30, 2001 of $1.00 to a closing price on July 31, 2001 of $0.53. This trading price decrease resulted in iXL and Scient having approximately equal market capitalizations. We anticipate that, until the merger is consummated or abandoned, the trading price of iXL's common stock will generally track the trading price of Scient's common stock, and vice versa. Accordingly, factors that adversely affect the trading price of Scient's common stock are likely to similarly affect the trading price of our common stock, and factors that would otherwise positively affect the trading price of our common stock may not have such an impact unless such factors would have a similar impact on the trading price of Scient's common stock.

         One of the anticipated benefits of the pending merger with Scient is the expected ability to consolidate corporate, managerial and other personnel to reduce expenses. This expectation of consolidation and commensurate workforce reduction may cause certain of our employees, whom we were not planning to terminate, to terminate their employment with us. Voluntary terminations such as these may have an adverse impact on our ability to generate revenues or otherwise operate our business or service our clients.

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

         In response to diminished demand for Internet consulting services, we have undertaken an extensive restructuring effort. We began this restructuring in September 2000. Additional material adjustments to our business are expected as we adapt to the evolving demand for Internet consulting services.

        To date, the following actions, among others, have occurred in the course of this restructuring:

         - our workforce has been reduced (through layoffs and voluntary resignations) to a current level of approximately 1,000 employees as of June 30, 2001;

        - we have closed or significantly reduced operations in 15 of our prior total of 23 offices; currently we have 8 principal offices in the following metropolitan areas: Atlanta, GA; Richmond, VA; Washington, DC; New York, NY; Boston, MA; Chicago; IL; San Diego, CA; and London, England; and

         - we have experienced significant changes in our executive management team and effective February 2001, we hired

                  Christopher M. Formant as our new Chief Executive Officer and President.

        Our failure to complete our restructuring successfully and to adapt to our new structure may have a material adverse effect on our financial condition and results of operations.

        As a result of our office closings, we continue to pay for office space that we are not currently using. Our obligations under certain of these leases are secured by cash security deposits and/or letters of credit issued under our senior credit facility. In the aggregate, these lease obligations, including the deposits and letters of credit, have a material impact on iXL's liquidity and capital resources. Our failure to relet these offices and to secure the return of the security deposits and letters of credit may have a material adverse effect on our liquidity and financial resources.

Our failure to raise additional capital or to achieve profitability would harm our business.

         iXL's future liquidity and capital requirements will depend on many factors. Our cash, cash equivalents and marketable securities decreased to $25.8 million at June 30, 2001, from $45.5 million at March 31, 2001 and $52.6 million at December 31, 2000. We believe that our existing cash and cash equivalents and marketable securities, together with funds that may be available under the credit facility will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of 2001. However, we may need to raise additional funds to fund operations or further reduce our workforce, or both if we experience operating results below our expectations or in the event we violate the covenants of the credit facility during such period or in the event our pending merger with Scient does not close in the time period anticipated. We are also continuing our efforts to raise additional funds through the sale of certain minority equity interests in developing businesses held by iXL Ventures. There is no guarantee any such assets can be sold on acceptable terms or for cash. If we raise additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences or privileges senior to those of common stock. Furthermore, because of the low trading price of iXL's common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of iXL. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If this additional financing becomes necessary and is not available or we are unable to raise funds from the sale of assets or our pending merger with Scient does not close in the time period anticipated, we may need to dramatically change our business plan or face bankruptcy or liquidation.

Overview

         iXL is a leading business and technology consultancy that helps companies utilize emerging technologies and business strategy designed to build stronger, more profitable relationships with their customers and business partners. iXL has 8 principal offices in the United States and Europe. iXL began operations in May 1996, and since that time iXL has acquired a total of 38 companies.

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

         iXL has incurred substantial losses since its inception. As of June 30, 2001, iXL had an accumulated deficit of approximately $570.2 million. There has been a significant decline in revenue over the last year of the operations. The demand for Internet consulting services is changing rapidly. Beginning in the third quarter of 2000, Internet consultants, including iXL, experienced a significant reduction in demand. This overall slowdown affected iXL in that many of the Company's Global 1000 clients rethought or delayed implementing their Internet strategy. This shift in market dynamics as to our Global 1000 clients resulted in part from diminished competitive pressures from dot.com companies, which were struggling or failing. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their Internet initiative in lieu of those offered by iXL and its competitors. As a result, the average amount of time invested by iXL to attempt to secure any given project has increased. It is likely that demand for Internet consulting services, including those offered by the Company, will remain lower than prior levels for the foreseeable future.

         This reduction in demand has adversely affected iXL's revenue. In response to these factors, iXL initiated an extensive restructuring plan designed to reduce iXL's workforce and lower general and administrative expenses. This is further discussed in Note 4 of the condensed consolidated financial statements contained elsewhere in this report. As a result of the restructuring and employee terminations, iXL may have difficulty retaining its most qualified employees. Likewise, we may have difficulty attracting new qualified employees. The failure to attract and retain qualified creative, technical, consulting and sales personnel could materially and adversely affect the Company's financial condition and results of operations.

         On July 31, 2001, iXL and Scient Corporation jointly announced that they entered into an Agreement and Plan of Merger dated July 31, 2001, which sets forth the terms and conditions of a pending business combination of iXL and Scient. Each share of iXL common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.25 shares of the new company's common stock, and each share of Scient common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.31 shares of the new company's common stock.

         Consummation of the transaction is subject to various conditions, including the approval by both iXL's and Scient's stockholders and the receipt of required regulatory approvals. In connection with the execution of the merger agreement, iXL and certain stockholders of Scient who own approximately 34% of the outstanding common stock of Scient entered into a voting agreement pursuant to which such Scient stockholders have agreed to vote their shares of Scient common stock in favor of the adoption of the merger agreement. Similarly, Scient and certain stockholders of iXL who own approximately 34% of the outstanding common stock of iXL entered into a voting agreement pursuant to which such iXL stockholders have agreed to vote their shares of iXL common stock in favor of the adoption of the merger agreement.

Results of Operations

Comparison of Three Months Ended June 30, 2001 and June 30, 2000

         Revenue. Revenue decreased $85.7 million, or 73%, to $32.7 million for the three months ended June 30, 2001 from $118.4 million for the three months ended June 30, 2000. The decrease was primarily a result of the significant reduction of demand experienced by Internet consultants, including iXL. This overall slowdown affected iXL in that many of the Company's Global 1000 clients reevaluated or delayed implementing their Internet strategy. This shift in market dynamics as to our Global 1000 clients resulted in part from diminished competitive pressures from dot.com companies, which were struggling or failing. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their Internet initiatives in lieu of those offered by iXL and its competitors.

         Professional services expenses. Professional services expenses decreased $29.5 million, or 54%, to $25.6 million for the three months ended June 30, 2001 from $55.1 million for the three months ended June 30, 2000. The decrease was primarily attributable to a decrease in professional services headcount over the same period last year as a result of the Company's restructuring efforts. As a percentage of revenue, professional services expenses increased from 47% for the three months ended June 30, 2000 to 78% for the three months ended June 30, 2001. The increase as a percentage of professional services revenue was due to the substantial decrease in revenue over the same period as described above. Also, see the discussion of the industry trend in the "Overview" section above.

         Sales and marketing expenses. Sales and marketing expenses decreased $5.8 million, or 51%, to $5.6 million for the three months ended June 30, 2001 from $11.4 million for the three months ended June 30, 2000. This decrease was primarily attributable to decreased advertising, promotional material, and public relations expenditures.

         General and administrative expenses. General and administrative expenses decreased $28.7 million, or 68%, to $13.7 million for the three months ended June 30, 2001 from $42.4 million for the three months ended June 30, 2000. This decrease was primarily attributable to decreases in salaries, travel and other administrative expenses as a result of the Company's restructuring efforts.

         Stock-based compensation and other expenses. Stock-based compensation and other expense decreased to $405,000 for the three months ended June 30, 2001 from $756,000 for the three months ended June 30, 2000. The $351,000 decrease in stock-based compensation expense was due to a decrease in the number of employees with such stock options as a result of the restructuring.

         Depreciation. Depreciation expense decreased $222,000, or 5% to $4.7 million for the three months ended June 30, 2001 from $4.9 million for the three months ended June 30, 2000. The Company made additional investments in physical infrastructure and expansion in prior periods in anticipation of continued growth in 2000. However, this increase in capital assets was offset by the significant write-offs of property and equipment related to office closures that the Company has recorded, thus resulting in a decrease in depreciation expense.

         Amortization. Amortization expense decreased $7.1 million or 63% to $4.1 million for the three months ended June 30, 2001 from $11.2 million for the three months ended June 30, 2000. The decrease was primarily a result of the write-off of impaired intangible assets that the Company recorded during the three months ended December 31, 2000 and again during the three months ended June 30, 2001.

         Other income. Other income increased $8.0 million to $7.9 million for the three months ended June 30, 2001 from $(84,000) for the three months ended June 30, 2000. The increase is primarily due to the fact that the Company recorded approximately $7.0 million in other income related to the adjustment in the value of certain call rights on warrants associated with the Company's note payable to ProAct.

          Interest income. Interest income decreased $1.3 million or 76% to $350,000 for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000. The decrease was primarily due to decreased cash and marketable securities balances at June 30, 2001 versus June 30, 2000.

         Interest expense. Interest expense increased $1.1 million or 502% to $1.3 million for the three months ended June 30, 2001 from $219,000 for the three months ended June 30, 2000. The increase was primarily due to interest expense and amortization on the note payable to ProAct and an increase in credit facility fees.

         Equity in net losses of affiliates. The Company incurred a $21.9 million loss as a result of its equity investment in affiliates during the three months ended June 30, 2000. This loss was related to the Company's percentage share in ProAct's results of operations. No such charge was recorded for the three months ended June 30, 2001, as all equity investments have a zero basis.

         Income taxes. The Company recorded income tax expense of $600,000 for the three months ended June 30, 2000. The Company recorded no income tax expense of benefit in the three months ended June 30, 2001. This expense was recorded for state income taxes related to our operations in Massachusetts, as a result of the Tessera acquisition.

Comparison of Six Months Ended June 30, 2001 and June 30, 2000

         Revenue. Revenue decreased $146.3 million, or 67%, to $73.4 million for the six months ended June 30, 2001 from $219.7 million for the six months ended June 30, 2000. The decrease was primarily a result of the significant reduction of demand experienced by Internet consultants, including iXL. This overall slowdown affected iXL in that many of the Company's Global 1000 clients reevaluated or delayed implementing their Internet strategy. This shift in market dynamics as to our Global 1000 clients resulted in part from diminished competitive pressures from dot.com companies, which were struggling or failing. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their Internet initiatives in lieu of those offered by iXL and its competitors.

         Professional services expenses. Professional services expenses decreased $42.2 million, or 41%, to $60.8 million for the six months ended June 30, 2001 from $103.0 million for the six months ended June 30, 2000. The decrease was primarily attributable to a decrease in professional services headcount over the same period last year as a result of the Company's restructuring efforts. As a percentage revenue, professional services expenses increased from 47% for the six months ended June 30, 2000 to 83% for the six months ended June 30, 2001. The increase as a percentage of professional services revenue was due to the substantial decrease in revenue over the same period as described above. Also, see the discussion of the industry trend in the "Overview" section above.

         Sales and marketing expenses. Sales and marketing expenses decreased $10.1 million, or 48%, to $11.0 million for the six months ended June 30, 2001 from $21.1 million for the six months ended June 30, 2000. This decrease was primarily attributable to decreased advertising, promotional material, and public relations expenditures.

         General and administrative expenses. General and administrative expenses decreased $46.0 million, or 58%, to $33.5 million for the six months ended June 30, 2001 from $79.5 million for the six months ended June 30, 2000. This decrease was primarily attributable to decreases in salaries, travel and other administrative expenses as a result of the Company's restructuring efforts.

         Stock-based compensation and other expenses. Stock-based compensation and other expense decreased to $606,000 for the six months ended June 30, 2001 from $3.9 million for the six months ended June 30, 2000. The $3.3 million decrease in stock-based compensation expense was due to a decrease in the number of employees with such stock options as a result of the restructuring.

         Depreciation. Depreciation expense increased $606,000, or 7% to $9.7 million for the six months ended June 30, 2001 from $9.1 million for the six months ended June 30, 2000. The increase was primarily related to additional investments in physical infrastructure and expansion in prior periods in anticipation of continued growth, which was partially offset by the significant write-offs of property and equipment related to office closures that the Company has recorded.

         Amortization. Amortization expense decreased $13.6 million or 62% to $8.4 million for the six months ended June 30, 2001 from $22.0 million for the six months ended June 30, 2000. The decrease was primarily a result of the write-off of impaired intangible assets that the Company recorded during the three months ended December 31, 2000 and again during the three months ended June 30, 2000.

         Other income. Other income increased $8.0 million to $7.8 million for the six months ended June 30, 2001 from $(266,000) for the six months ended June 30, 2000. The increase is primarily due to the fact that the Company recorded approximately $7.0 million in other income related to the adjustment in the value of certain call rights on warrants associated with the Company's note payable to ProAct.

         Interest income. Interest income decreased $2.4 million or 73% to $937,000 for the six months ended June 30, 2001 from $3.3 million for the six months ended June 30, 2000. The decrease was primarily due to decreased cash and marketable securities balances at June 30, 2001 versus June 30, 2000.

         Interest expense. Interest expense increased $1.6 million or 232% to $2.3 million for the six months ended June 30, 2001 from $(690,000) for the six months ended June 30, 2000. The increase was primarily due to interest expense and amortization on the note payable to ProAct and an increase in credit facility fees.

         Equity in net losses of affiliates. The Company incurred a $32.1 million loss as a result of its equity investment in affiliates during the six months ended June 30, 2000. This loss was related to the Company's percentage share in ProAct's results of operations. No such charge was recorded for the six months ended June 30, 2001, as all equity investments have a zero basis.

         Income taxes. The Company recorded income tax expense of $600,000 for the six months ended June 30, 2000. The Company recorded no income tax expense of benefit in the six months ended June 30, 2001. This expense was recorded for state income taxes related to our operations in Massachusetts, as a result of the Tessera acquisition.

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

         On December 7, 2000, the Company executed an amendment to the credit facility to waive a violation of a financial covenant. The credit facility was further amended to do the following: restrict the borrowing base to qualified billed accounts receivable from domestic operations; permit the sale by the Company of equity interests forming part of the collateral securing iXL's obligations associated with the credit facility; reduce the amount of permitted capital expenditures; reduce the minimum required consolidated EBITDA (earnings before interest, income taxes, depreciation and amortization) and require the Company to maintain an minimum level of liquidity.

         On March 30, 2001, the Company executed an amendment to its senior secured revolving syndicated credit facility which reduced the commitment under the credit facility in stages from $50,000,000 to $20,000,000 pursuant to certain events, expanded the borrowing base to include foreign receivables and certain assets of iXL Ventures and eliminated and amended certain financial covenants. The amended credit facility established certain EBITDA (earnings before interest, income taxes, depreciation and amortization) covenants for the second, third and fourth quarters of 2001. This amendment to the credit facility became effective on April 2, 2001. At June 30, 2001, the Company was in violation of a financial covenant as defined under the credit facility. Effective August 10, 2001, the lenders waived any event of default resulting from this covenant violation until the earlier of the completion of the pending merger or November 30, 2001 and the commitment under the credit facility was reduced to $8,050,000.

         At June 30, 2001, the Company had $3,700,000 in borrowings outstanding under the credit facility and had utilized approximately $8,048,000 of the credit facility for letters of credit issued primarily as security for office leases. The Company repaid the borrowings outstanding in July 2001.

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

         As of June 30, 2001, iXL had $23.2 million of working capital, including $25.6 million of cash and cash equivalents and $202,000 of marketable securities, as compared to $38.5 million of working capital, including $45.3 million in cash and cash equivalents and $239,000 in marketable securities as of March 31, 2001 and $40.5 million of working capital, including $48.6 million in cash and cash equivalents and $4.0 million in marketable securities as of December 31, 2000.

         Cash used in operating activities was $42.8 million for the six months ended June 30, 2001, as compared to cash used in operating activities of $10.4 million for the six months ended June 30, 2000. Cash used in operating activities for the six months ended June 30, 2001 was largely due to a decrease in accounts payable and other accrued liabilities and the restructuring reserve. The Company calculates average days' sales outstanding (DSO) based on billed and unbilled receivables less deferred revenue. The DSO for the quarter ended June 30, 2001 was 65 as compared to 77 for the quarter ended March 31, 2001. Cash used in investing activities was $651,000 for the six months ended June 30, 2001, as compared to cash used in investing activities of $78.4 million for the six months ended June 30, 2000. Cash used by investing activities for the six months ended June 30, 2001 was due to purchases of property and equipment. This was partially offset by the sale of certain assets that were non-strategic to the scope of our principal business. Cash provided by financing activities was $21.1 million for the six months ended June 30, 2001 as compared to cash provided by financing activities of $24.5 million for the six months ended June 30, 2000. Cash provided by financing activities for the six months ended June 30, 2001 primarily resulted from the sale of restricted common stock.

         iXL's future liquidity and capital requirements will depend on many factors. Our cash, cash equivalents and marketable securities decreased to $25.8 million at June 30, 2001, from $45.5 million at March 31, 2001 and $52.6 million at December 31, 2000. We believe that our existing cash and cash equivalents and marketable securities, together with funds that may be available under the credit facility will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of 2001. However, we may need to raise additional funds to fund operations or further reduce our workforce, or both if we experience operating results below our expectations or in the event we violate the covenants of the credit facility during such period or in the event our pending merger with Scient does not close in the time period anticipated. We are also continuing our efforts to raise additional funds through the sale of certain minority equity interests in developing businesses held by iXL Ventures. There is no guarantee any such assets can be sold on acceptable terms or for cash. If we raise additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences or privileges senior to those of common stock. Furthermore, because of the low trading price of iXL's common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of iXL. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If this additional financing becomes necessary and is not available or we are unable to raise funds from the sale of assets or our pending merger with Scient does not close in the time period anticipated, we may need to dramatically change our business plan or face bankruptcy or liquidation.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item, other than as described under this item in the Company's Annual Report on Form 10-K.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about September 8, 2000, the first in a series of shareholder class action complaints was filed against iXL and certain of its present and former directors and officers in the United States District Court for the Northern District of Georgia. Those cases were consolidated by Order dated January 23, 2001, and a consolidated amended class action complaint (Case No. 1:00-CV-2347-CC) was filed on March 27, 2001, naming only iXL as a defendant, on behalf of a putative class of all those who purchased or otherwise acquired securities of iXL between November 30, 1999 and September 1, 2000. The amended complaint seeks damages based on general allegations of false and misleading press releases and SEC filings concerning our business prospects and financial statements. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. A related complaint was filed in Redwing Ltd. v. iXL Enterprises, Inc., et al., Case No. 1:00-CV-2979-CC, United States District Court for the Northern District of Georgia against the Company and certain of its present and former directors and officers. The Redwing complaint alleges causes of action under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, Sections 12 and 15 of the Securities Act of 1933, the Georgia Blue Sky laws, as well as common law claims for breach of contract and negligent misrepresentation. A second related complaint was filed in Next Century Communications Corp. v. U. Bertram Ellis, Case No. 1:01-CF-0755-TWT, United States District Court for the Northern District of Georgia. The Next Century complaint alleges fraud, negligent misrepresentation and breach of fiduciary duty. We have filed motions to dismiss the class action amended complaint, the Redwing complaint, and the Next Century complaint. We believe we have meritorious defenses to the allegations and intend to defend these cases vigorously. In light of the nature of the litigation process, there can be no assurance that iXL will not be constrained to consider reasonable settlement opportunities or suffer an adverse result, either of which could have a material adverse impact on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 31, 2001. Of the 95,468,907 shares of common stock outstanding and entitled to vote at this meeting, 75,568,402 were represented at the meeting, in person or by proxy. The election of a Board of Directors consisting of eight persons named as nominees for Director in the Proxy Statement of the Company, to serve as Directors of the Company, each to serve until the next Annual Meeting of Stockholders or until their successor shall have been elected. The result of the vote for each individual Director was:


                                      FOR                WITHHELD
                                  ----------            ---------

Jeffrey T. Arnold ..........      73,015,642            2,552,760
Frank K. Bynum, Jr .........      75,378,693              189,709
U. Bertram Ellis, Jr .......      75,159,469              408,933
Christopher M. Formant .....      74,513,208            1,055,194
Thomas G. Rosencrants ......      75,360,627              207,775
Thomas R. Wall, IV .........      75,374,845              193,557
Jeffrey C. Walker ..........      75,367,380              201,022
Gary C. Wendt ..............      73,787,537            1,780,865

         Accordingly, all eight nominees were duly elected Directors of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.31 Stock Purchase Agreement dated December 28, 2000 by and between HPS America, Inc. and iXL Enterprises, Inc., together with Amendment No. 1 and Amendment No. 2 to Stock Purchase Agreement dated May 28, 2001 and June 25, 2001, respectively, by and between HPS America, Inc. and iXL Enterprises, Inc.

         21       Subsidiaries of registrant

(b)      Reports on Form 8-K were filed:


DATE OF REPORT                      DATE FILED                ITEMS INCLUDED
--------------                    --------------              --------------
July 31, 2001                     August 2, 2001                   5, 7

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    iXL Enterprises, Inc.



                                    By:    /s/  MICHAEL J. CASEY
                                       ----------------------------------------
                                       Michael J. Casey
                                       Executive Vice President and
                                       Chief Financial Officer

Date:    August 14, 2001