Form 10-K/A
period 2000-12-31
IXL ENTERPRISES INC
filed 2001-09-10
CIK 1018705

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                  FORM 10-K/A


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]


         The aggregate market value of the common stock held by non-affiliates of the Company, based upon the closing price of the registrant's common stock as of September 4, 2001 was $29,999,536. There were 96,772,696 shares of common stock outstanding as of September 4, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE


         The information required to be provided in Part III was (Items 10, 11, 12, and 13) of this Annual Report on Form 10-K/A is hereby incorporated by reference from the Company's Definitive 2000 Proxy Statement which was filed with the Securities and Exchange Commission on April 30, 2001.


================================================================================

                              IXL ENTERPRISES, INC.


                          ANNUAL REPORT ON FORM 10-K/A

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION


         Certain statements contained in this Annual Report on Form 10-K/A, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part II, Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Risk Factors."


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


         iXL is a Delaware corporation. Our principal executive offices are located at 1600 Peachtree Street, NE, Atlanta, Georgia 30309, and our telephone number is (404) 279-1000. We maintain a World Wide Web site at www.iXL.com. The reference to our World Wide Web address does not mean we are incorporating by reference the information contained at the site. In this Annual Report on Form 10-K/A, "the Company," "iXL," "we," "us" and "our" refer to iXL Enterprises, Inc. and its subsidiaries. These terms include the businesses we have acquired, unless the context otherwise requires.

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

TRADEMARKS


         iXL(TM), the iXL logo, Interactive Excellence(TM), Internet Excellence(TM), iD5(TM) and the names of products and services offered by iXL are trademarks, registered trademarks, service marks or registered service marks of iXL. This Annual Report on Form 10-K/A also includes product names, trade names and trademarks of other companies.


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

ITEM 2. PROPERTIES


         iXL's executive offices are located in Atlanta. Additionally, iXL leases office space for its principal operations in the following metropolitan areas: New York, NY; Chicago, IL; Boston, MA; Washington, D.C.; Richmond, VA; and London, England. We have obligations under leases for several of our recently closed offices. We have sublet certain of this space and are currently working to sublet or enter into lease termination agreements for the remaining space. Even if we are able to sublet these offices, we will continue to be responsible for the tenant obligations in the event of a default by our subtenant.


ITEM 3. LEGAL PROCEEDINGS


         On or about September 8, 2000, the first in a series of shareholder class action complaints was filed against iXL and certain of its present and former directors and officers in the United States District Court for the Northern District of Georgia. Those cases were consolidated by Order dated January 23, 2001, and a consolidated amended class action complaint (Case No. 1:00-CV-2347-CC) was filed on March 27, 2001, naming only iXL as a defendant, on behalf of a putative class of all those who purchased or otherwise acquired securities of iXL between November 30, 1999 and September 1, 2000. The amended complaint seeks damages based on general allegations of false and misleading press releases and SEC filings concerning our business prospects and financial statements. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. Another complaint related to the volatility in the market price of iXL's common stock was filed in Redwing Ltd.
v. iXL Enterprises, Inc., et al., Case No. 1:00-CV-29790HTW, United States District Court for the Northern District of Georgia against iXL and certain of its present and former directors and officers. The Redwing complaint alleges causes of action under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, Sections 12 and 15 of the Securities Act of 1933, the Georgia Blue Sky laws, as well as common law claims for breach of contract and negligent misrepresentation. A second related complaint was filed in Next Century Communications Corp. v. U. Bertram Ellis, Case No. 1:01-CF-0755-TWT, United States District Court for the Northern District of Georgia. The Next Century complaint alleges fraud, negligent misrepresentation and breach of fiduciary duty. We have filed motions to dismiss the Redwing complaint. We have moved to dismiss the class action amended complaint and the Next Century complaint. We believe we have meritorious defenses to the allegations and intend to defend these cases vigorously. In light of the nature of the litigation process, there can be no assurance that iXL will not be constrained to consider reasonable settlement opportunities or suffer an adverse result, either of which could have a material adverse impact on iXL.


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


As of September 4, 2001, there were approximately 936 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock nor do we expect to pay any cash dividends in the foreseeable future. Under the terms of its credit agreement, iXL is restricted from paying cash dividends to its stockholders.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         You should read the following discussion of the financial condition and results of operations of iXL in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K/A.

OVERVIEW

         iXL is a leading business and technology consultancy that helps companies utilize emerging technologies and business strategy designed to build stronger, more profitable relationships with their customers and business partners. iXL has 7 principal offices in the United States and Europe. iXL began operations in May 1996, and since that time iXL has acquired a total of 38 companies. iXL has incurred substantial losses since its inception. As of December 31, 2000, iXL had an accumulated deficit of approximately $488.4 million. Although iXL had experienced year over year revenue growth since inception, there has been a decline in revenue over the last two quarters of the year ended December 31, 2000. Growth in prior periods may not be indicative of future results of operations.


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


         Sales and marketing expenses. Sales and marketing expenses increased $33.0 million, or 206.3%, to $49.0 million for the twelve months ended December 31, 1999 from $16.0 million for the twelve months ended December 31, 1998. The increase was primarily attributable to the increase in headcount due to the development of iXL's sales and marketing infrastructure and staff. As a percentage of revenue, sales and marketing expenses decreased to 22.4% for the twelve months ended December 31, 1999, down from 24.7% for the twelve months ended December 31, 1998.


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


         On March 30, 2001, iXL executed an amendment to its senior secured revolving syndicated credit facility which reduced the commitment the credit facility in stages from $50,000,000 to $20,000,000 pursuant to certain events, expanded the borrowing base to include foreign receivables and certain assets of iXL Ventures and eliminated and amended certain financial covenants. The amended credit facility established certain EBITDA (earnings before interest, income taxes, depreciation and amortization) covenants for the second, third and fourth quarters of 2001. This amendment to the credit facility became effective on April 2, 2001. At June 30, 2001, iXL was in violation of a financial covenant under the credit facility. Effective August 10, 2001, the lenders waived any event of default resulting from this covenant violation until the earlier of the completion of the pending merger or November 30, 2001 and the commitment under the credit facility was reduced to $8,050,000.


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


         iXL is required to make adjustments to the carrying value of the note for changes in the fair value of ProAct's common stock because the terms of the note enable ProAct to exchange the note for the pledged collateral. iXL will record any resulting adjustment as interest income or interest expense. iXL is also required to carry the call rights at their fair value during their term with any resulting changes in the fair value being recorded as other income or expense. iXL uses the Black-Scholes option-pricing model to determine the fair value of the call rights. During the three months ended June 30, 2001, iXL adjusted the value of the call rights by approximately $7.0 million and recorded this amount as other income.


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


         The Company has sustained losses and negative cash flows from operations since its inception. iXL's future liquidity and capital requirements will depend on many factors. Our cash, cash equivalents, and marketable securities decreased to $52.6 million at December 31, 2000 from $155.7 million at December 31, 1999, of which $15.2 million related to ProAct. Our cash, cash equivalents and marketable securities decreased to $25.8 million at June 30, 2001. At the time of filing of our Annual Report on Form 10-K, we believed that our existing cash and cash equivalents and marketable securities, together with funds available under the credit facility, and proceeds from our recent stock sales in March would be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of 2001.




         Subsequent to the filing of the Form 10-K, we have experienced additional declines in revenue resulting in continued operating losses and we violated an amended debt covenant as of June 30, 2001. The Company and Scient have entered into a definitive agreement to merge. Shareholders of approximately 34% of the outstanding common stock of iXL and shareholders of approximately 34% of the outstanding common stock of Scient have agreed to vote their shares in favor of the adoption of the merger agreement. However, there can be no assurance that the merger will be successfully completed as it is subject to shareholder approval by the shareholders of each of the Company and Scient respectively.


         We believe that our existing cash and cash equivalents and marketable securities and cash from operations, together with funds that may be available under the credit facility will be sufficient to meet our anticipated needs for working capital and capital expenditures until the earlier of the consummation of the pending merger or November 30, 2001. In the event the merger does not close by November 30, 2001, the Company would be in violation of certain debt covenants or be required to collateralize outstanding letters of credit under the credit facility with cash and, among other things, would not have access to funds under the credit facility. As a result, we would require additional funds or liquidity to fund our operations or further reduce our workforce, or both. We are also continuing our efforts to raise additional funds through the sale of certain minority equity interests in developing businesses held by iXL Ventures. There can be no assurance any such assets can be sold on acceptable terms or for cash. If we raise additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences or privileges senior to those of common stock. Furthermore, because of the low trading price of iXL's common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of iXL. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If this additional financing becomes necessary and is not available or we are unable to raise funds from the sale of assets or our pending merger with Scient does not close in the time period anticipated, we may need to dramatically change our business plan or face bankruptcy or liquidation. The matters above raise substantial doubt about the Company's ability to continue as a going concern if the merger is not completed. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                  RISK FACTORS

         iXL stockholders may be exposed to risks inherent to our business. Prospective investors should carefully consider the following factors as well as other information contained in this Annual Report on Form 10-K/A before deciding to invest in iXL common stock.


RISKS RELATED TO IXL'S BUSINESS AND OPERATIONS




OUR FAILURE TO RAISE ADDITIONAL CAPITAL OR TO ACHIEVE PROFITABILITY WOULD HARM OUR BUSINESS.


         The Company has sustained losses and negative cash flows form operations since its inception. iXL's future liquidity and capital requirements will depend on many factors. Our cash, cash equivalents, and marketable securities decreased to $52.6 million at December 31, 2000 from $155.7 million at December 31, 1999, of which $15.2 million related to ProAct. Our cash, cash equivalents and marketable securities decreased to $25.8 million at June 30, 2001. At the time of filing of our Annual Report on Form 10-K, we believed that our existing cash and cash equivalents and marketable securities, together with funds available under the credit facility, and proceeds from our recent stock sales in March would be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of 2001.

         Subsequent to the filing of the Form 10-K, we have experienced additional declines in revenue resulting in continued operating losses and we violated an amended debt covenant as of June 30, 2001. The Company and Scient have entered into a definitive agreement to merge. Shareholders of approximately 34% of the outstanding common stock of iXL and shareholders of approximately 34% of the outstanding common stock of Scient have agreed to vote their shares in favor of the adoption of the merger agreement. However, there can be no assurance that the merger will be successfully completed as it is subject to shareholder approval by the shareholders of each of the Company and Scient respectively.

         We believe that our existing cash and cash equivalents and marketable securities and cash from operations, together with funds that may be available under the credit facility will be sufficient to meet our anticipated needs for working capital and capital expenditures until the earlier of the consummation of the pending merger or November 30, 2001. In the event the merger does not close by November 30, 2001, the Company would be in violation of certain debt covenants or be required to collateralize outstanding letters of credit under the credit facility with cash and, among other things, would not have access to funds under the credit facility. As a result, we would require additional funds or liquidity to fund our operations or further reduce our workforce, or both. We are also continuing our efforts to raise additional funds through the sale of certain minority equity interests in developing businesses held by iXL Ventures. There can be no assurance any such assets can be sold on acceptable terms or for cash. If we raise additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences or privileges senior to those of common stock. Furthermore, because of the low trading price of iXL's common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk of perceived risk of iXL.
We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If this additional financing becomes necessary and is not available or we are unable to raise funds from the sale of assets or our pending merger with Scient does not close in the time period anticipated, we may need to dramatically change our business plan or face bankruptcy or liquidation. The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern if the merger is not completed. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WE HAVE AN ACCUMULATED DEFICIT, ARE NOT CURRENTLY PROFITABLE AND MAY INCUR FUTURE LOSSES.

         As of December 31, 2000, we had an accumulated deficit of approximately $488.4 million. Additionally, our revenue composition has changed substantially from inception, and we expect further change as our business develops. As a result, we may not be able to achieve or sustain profitability. If we fail to achieve or sustain profitability, the trading price of our common stock would likely decline. In addition, iXL's independent accountants have indicated that there is substantial doubt about iXL's ability to continue as a growing company. In addition, iXL's independent accountants have indicated that there is substantial doubt about iXL's ability to continue as a going concern.

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


         The following actions have occurred in the course of this restructuring:

         - our workforce has been reduced (through layoffs and voluntary resignations) to a level of approximately 1,600 employees as of December 31, 2000;

         - as of December 31, 2000 we had closed 11 of our prior total of 23 offices leaving 12 offices in the following metropolitan areas: Atlanta, GA; Charlotte, NC; Richmond, VA; Washington, DC; New York, NY; Boston, MA; Chicago; IL; Memphis, TN; Dallas, TX; San Francisco and San Diego, CA; and London, England; and


         - we have experienced significant changes in our executive management team and effective February 2001, we have hired Christopher M. Formant as our new Chief Executive Officer and President.

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

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS.


         Our success depends largely on the skills of our key management personnel. The loss of one or more of our key management personnel may materially and adversely affect our business and results of operations. Our key management personnel are U. Bertram Ellis, Jr., our Chairman of the Board, and Christopher M. Formant, our Chief Executive Officer and President. We do not maintain key man insurance for any of our employees other than Mr. Ellis and Mr. Formant. We cannot guarantee that we will be able to replace either of these individuals in the event their services become unavailable. In addition, Michael J. Casey, our Chief Financial Officer, Executive Vice President and Treasurer, has submitted his resignation and will leave the Company on September 10, 2001.

         We have experienced significant turnover of our executives. Of the executives listed above, only one (Mr. Ellis) was employed with iXL as of the beginning of March 2000. Additionally, seven persons (William C. Nussey, former Chief Executive Officer of our subsidiary iXL, Inc., Niraj Shah, former Chief Operating Officer of iXL, Inc., M. Wayne Boylston, our former Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary, Barry Sikes, former Chief Operating Officer of iXL, Inc., David Clauson, former Executive Vice President for Worldwide Marketing of iXL, Inc., Benjamin Chen, former Chief Technology Officer of iXL, Inc., and Vincent M. Copeland, former Executive Vice President for Worldwide Client Development and Kevin Foster, our Executive Vice President for Client Services) who were key iXL executives during 2000 are no longer employed by iXL. As a result, our current management team has not worked together for very long, and will continue to evolve as we hire new executives to support our new Chief Executive Officer. We have also made and intend to make management changes throughout the Company.


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


         iXL is required to make adjustments to the carrying value of the note for changes in the fair value of ProAct's common stock because the terms of the note enable ProAct to exchange the note for the pledged collateral. iXL will record any resulting adjustment as interest income or interest expense. iXL is also required to carry the call rights at their fair value during their term with any resulting changes in the fair value being recorded as other income or expense. iXL uses the Black-Scholes option-pricing model to determine the fair value of the call rights. During the three months ended June 30, 2001, iXL adjusted the value of the call rights by approximately $7.0 million and recorded this amount as other income.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of iXL Enterprises, Inc.:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iXL Enterprises, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained losses and negative cash flows from operations since its inception. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters, which include the Company's proposed merger with Scient Corporation, are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP


Atlanta, Georgia
February 12, 2001, except as to
Notes 2 and 22, which are as of August 23, 2001

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

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                                1998            1999            2000
                                                             ----------      ----------      ----------
Revenue ...............................................      $   64,767      $  218,343      $  359,336
Expenses:
     Professional services expenses ...................          35,924         110,317         213,754
     Sales and marketing expenses .....................          15,983          49,019          39,304
     General and administrative expenses ..............          42,590          95,633         175,805
     Stock-based compensation and other ...............           1,641           4,920           4,198
     Depreciation .....................................           5,217          12,857          20,532
     Amortization .....................................          10,590          18,174          43,969
     Impairment charge on intangible assets ...........              --              --          97,402
     Restructuring charges ............................              --              --          76,588
                                                             ----------      ----------      ----------
        Loss from operations ..........................         (47,178)        (72,577)       (312,216)

Other expense .........................................             (28)           (161)         (1,754)
Interest income .......................................             750           3,577           5,391
Interest expense ......................................            (770)           (987)         (2,118)
Equity in net losses of affiliates ....................          (1,640)            (65)        (41,168)
                                                             ----------      ----------      ----------
        Loss before income taxes ......................         (48,866)        (70,213)       (351,865)
Income tax expense ....................................              --              --             600
                                                             ----------      ----------      ----------
        Net loss ......................................         (48,866)        (70,213)       (352,465)

Dividends and accretion on mandatorily redeemable
   preferred stock ....................................          (9,099)        (20,966)             --
                                                             ----------      ----------      ----------
        Net loss available to common stockholders .....      $  (57,965)     $  (91,179)     $ (352,465)
                                                             ==========      ==========      ==========
Net loss per share:
Basic and diluted net loss per common share ...........      $    (4.92)     $    (2.08)     $    (4.73)
                                                             ==========      ==========      ==========
Weighted average common shares outstanding ............          11,777          43,747          74,593
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

                                                                 COMMON STOCK EQUIVALENTS AT DECEMBER 31,
                                                            --------------------------------------------------
                     SECURITY                                  1998               1999                 2000
--------------------------------------------------          ----------          ----------          ----------

Stock options ....................................          18,226,112          28,862,536          31,336,074
Warrants .........................................           2,486,006           3,500,000           3,000,000
Class A convertible preferred stock ..............          17,729,100                  --                  --
Class B mandatorily redeemable
  convertible preferred ..........................           9,876,700                  --                  --
Class C mandatorily redeemable
  convertible preferred ..........................             923,200                  --                  --

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

2.       LIQUIDITY


         The Company has sustained losses and negative cash flows from operations since its inception. iXL's future liquidity and capital requirements will depend on many factors. Our cash, cash equivalents, and marketable securities decreased to $52.6 million at December 31, 2000 from $155.7 million at December 31, 1999, of which $15.2 million related to ProAct. Our cash, cash equivalents and marketable securities decreased to $25.8 million at June 30, 2001. At the time of filing of our Annual Report on Form 10-K, we believed that our existing cash and cash equivalents and marketable securities, together with funds available under the credit facility, and proceeds from our recent stock sales (see Note 22) in March would be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of 2001.

         Subsequent to the filing of the Form 10-K, we have experienced additional declines in revenue resulting in continued operating losses and we violated an amended debt covenant as of June 30, 2001 (See Note 22). The Company and Scient have entered into a definitive agreement to merge. Shareholders of approximately 34% of the outstanding common stock of iXL and shareholders of approximately 34% of the outstanding common stock of Scient have agreed to vote their shares in favor of the adoption of the merger agreement. However, there can be no assurance that the merger will be successfully completed as it is subject to shareholder approval by the shareholders of each of the Company and Scient respectively.

         We believe that our existing cash and cash equivalents and marketable securities and cash from operations, together with funds that may be available under the credit facility will be sufficient to meet our anticipated needs for working capital and capital expenditures until the earlier of the consummation of the pending merger or November 30, 2001. In the event the merger does not close by November 30, 2001, the Company would be in violation of certain debt covenants or be required to collateralize outstanding letters of credit under the credit facility with cash and, among other things, would not have access to funds under the credit facility. As a result, we would require additional funds or liquidity to fund our operations or further reduce our workforce, or both. We are also continuing our efforts to raise additional funds through the sale of certain minority equity interests in developing businesses held by iXL Ventures. There can be no assurance any such assets can be sold on acceptable terms or for cash. If we raise additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences or privileges senior to those of common stock. Furthermore, because of the low trading price of iXL's common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of iXL. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If this additional financing becomes necessary and is not available or we are unable to raise funds from the sale of assets or our pending merger with Scient does not close in the time period anticipated, we may need to dramatically change our business plan or face bankruptcy or liquidation. The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern if the merger is not completed. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                                                               FAIR VALUE
                                                                 OF NET                                                 EXCESS OF
                                                                TANGIBLE                                                COST OVER
                                               TOTAL             ASSETS                                               FAIR VALUE OF
                                              PURCHASE        (LIABILITIES)        ASSEMBLED           OTHER            NET ASSETS
BUSINESS ACQUIRED                              PRICE            ACQUIRED           WORKFORCE         INTANGIBLES         ACQUIRED
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

----------

(1)      Amounts represent write-offs.

(2) Amounts represent the beginning balances of the allowance for doubtful accounts for the companies acquired during the respective periods.

            SUMMARY OF QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED.


                                                   FOR THE QUARTER ENDED                        FOR THE QUARTER ENDED
                                    ---------------------------------------------   ----------------------------------------------
                                    3/31/1999   6/30/1999   9/30/1999   12/31/1999  3/31/2000   6/30/2000   9/30/2000   12/31/2000
                                    ---------   ---------   ---------   ----------  ---------   ---------   ---------   ----------
Revenue ..........................  $  33,012   $  45,896   $  63,731   $  75,704   $ 101,295   $ 118,423   $  87,288   $  52,330
Expenses:
 Professional services expenses ..     15,840      22,747      32,512      39,218      47,896      55,122      62,176      48,560
 Sales and marketing expenses ....      7,527       9,935      11,019      20,538       9,734      11,370      11,790       6,410
 General and administrative
  expenses .......................     19,675      21,686      24,981      29,291      37,018      42,449      57,848      38,490
 Stock-based compensation and
  other ..........................      1,474         641       1,286       1,519       3,110         756         134         198
 Depreciation ....................      2,284       2,931       3,284       4,358       4,185       4,928       5,728       5,691
 Amortization ....................      4,351       4,333       4,329       5,161      10,831      11,205      11,203      10,730
 Impairment charge on intangible
  assets .........................         --          --          --          --          --          --          --      97,402
 Restructuring charges ...........         --          --          --          --          --          --      16,222      60,366
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Loss from operations .............    (18,139)    (16,377)    (13,680)    (24,381)    (11,479)     (7,407)    (77,813)   (215,517)
Other income (expense) ...........         69        (183)        (69)         22        (182)        (84)     (2,290)        802
Interest income ..................        216         517       1,447       1,397       1,677       1,667       1,305         742
Interest expense .................       (336)       (357)       (136)       (158)       (471)       (219)       (364)     (1,064)
Equity in net losses of affiliates        (65)         --          --          --     (10,171)    (21,908)     (8,910)       (179)
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Loss before income taxes ......    (18,255)    (16,400)    (12,438)    (23,120)    (20,626)    (27,951)    (88,072)   (215,216)
Income tax expense ...............         --          --          --          --          --         600          --          --
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

   Net loss ......................    (18,255)    (16,400)    (12,438)    (23,120)    (20,626)    (28,551)    (88,072)   (215,216)
Dividends and accretion on
 mandatorily redeemable preferred
 stock ...........................     (5,293)    (14,769)       (452)       (452)         --          --          --          --
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

   Net loss available to common
    stockholders .................  $ (23,548)  $ (31,169)  $ (12,890)  $ (23,572)  $ (20,626)  $ (28,551)  $ (88,072)  $(215,216)
                                    =========   =========   =========   =========   =========   =========   =========   =========
Net loss per share:
Basic and diluted net loss per
common share .....................  $   (1.46)  $   (1.09)  $   (0.20)  $   (0.36)  $   (0.29)  $   (0.38)  $   (1.16)  $   (2.83)
                                    =========   =========   =========   =========   =========   =========   =========   =========
Weighted average common shares
outstanding ......................     16,082      28,719      64,539      65,648      71,877      74,801      75,701      75,992
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

4.1 Form of Common Stock Certificate. (originally filed as Exhibit 4.1 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

4.2 Third Amended and Restated Stockholders' Agreement dated as of June 8, 1999 among iXL Enterprises, Inc., Kelso Investment Associates V, L.P., Kelso Equity Partners V, L.P., and CB Capital Investors, L.P. (originally filed as Exhibit 4.7 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

10.1 *Employment Agreement between Boxtop Interactive, Inc. and Kevin Wall, dated as of August 1, 1996, as amended, together with related agreements. (originally filed as Exhibit 10.1 to the Company's Form S-1 (No. 333-88847); incorporated herein by reference)

10.2 *Employment Agreement dated as of May 1, 1998 between iXL, Inc. and William C. Nussey. (originally filed as Exhibit 10.2 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.3 *Employment Agreement dated August 17, 1998 between iXL, Inc. and David Clauson. (originally filed as Exhibit 10.3 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)


10.4 *Employment Agreement dated between iXL Enterprises, Inc. and Christopher M. Formant dated as of January 3, 2001 (originally filed as Exhibit 10.4 to the Company's Form 10-K filed on April 2, 2001, incorporated herein by reference)



10.5     *Employment Agreement dated between iXL Enterprises, Inc. and Michael
         J. Casey dated July 31, 2000. (originally filed as Exhibit 10.5 to the Company's Form 10-K filed on April 2, 2001, incorporated herein by reference)



10.6 Subscription Agreement dated January 9, 2001 between iXL Enterprises, Inc. and Christopher M. Formant together with related agreements. (originally filed as Exhibit 10.6 to the Company's Form 10-K filed on April 2, 2001, incorporated herein by reference)


10.7 *iXL Enterprises, Inc. 1996 Stock Option Plan, together with related agreements. (originally filed as Exhibit 10.5 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.8 *iXL Enterprises, Inc. 1998 Non-Employee Stock Option Plan, together with related agreements. (originally filed as Exhibit 10.6 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)


10.9 *iXL Enterprises, Inc. 1999 Employee Stock Option Plan, as amended and restated. (originally filed as Exhibit 10.9 to the Company's Form 10-K filed on April 2, 2001 incorporated herein by reference)



10.10 *iXL Enterprises, Inc. 1999B Employee Stock Option Plan as amended and restated. (originally filed as Exhibit 10.10 to the Company's Form 10-K filed on April 2, 2001 incorporated herein by reference)


10.11 *iXL Enterprises, Inc. Tessera 1995 Stock Option Plan. (originally filed as Exhibit 10.73 to the Company's Form 10-K filed on February 15, 2000; incorporated herein by reference)


10.12 *iXL Enterprises, Inc. 2000 Employee Stock Purchase Plan, as amended and restated. (originally filed as Exhibit 10.12 to the Company's Form 10-K filed on April 2, 2001 incorporated herein by reference)


10.13 Amended and Restated Registration Rights Agreement dated as of October 28, 1999 among iXL Enterprises, Inc., Kelso Investment Associates V, L.P., Kelso Equity Partners V, L.P., and certain other stockholders of iXL Enterprises, Inc., together with the First Amendment to such agreement, dated November 2, 1999. (originally filed as Exhibit 10.53 to the Company's Form S-1 (No. 333-88847); incorporated herein by reference)

10.14 Consulting Agreement dated as of February 5, 1999 by and between iXL Enterprises, Inc. and Kelso & Company. (originally filed as Exhibit
         10.9 to the Company's Form S-1 (No. 333-71937); incorporated herein by reference)

10.15 Indemnification Agreement dated June 8, 1999 by and among iXL Enterprises, Inc. and the Indemnitees named therein. (originally filed as Exhibit 10.54 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)


10.16 Indemnity Agreement dated as of September 1, 2000 by and between iXL Enterprises, Inc. and the Indemnities named therein (originally filed as Exhibit 10.16 to the Company's Form 10-K filed on April 2, 2001 incorporated herein by reference)



10.17 Indemnity Agreement dated as of February 1, 2001 by and between iXL Enterprises, Inc. and Christopher M. Formant (originally filed as
         Exhibit 10.17 to the Company's Form 10-K filed on April 2, 2001 incorporated herein by reference)


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

10.25 U.S. Purchase Agreement dated as of June 2, 1999 by and among iXL Enterprises, Inc. and the underwriters listed therein. (originally filed as Exhibit 10.67 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

10.26 International Purchase Agreement dated as of June 2, 1999 by and among iXL Enterprises, Inc. and the underwriters listed herein. (originally filed as Exhibit 10.68 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

10.27 U.S. Purchase Agreement dated as of November 18, 1999 by and among iXL Enterprises, Inc. and the underwriters listed therein. (originally filed as Exhibit 10.70 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

10.28 International Purchase Agreement dated as of November 18,1999 by and among iXL Enterprises, Inc. and the underwriters listed therein. (originally filed as Exhibit 10.71 to the Company's Form S-4 (No. 333-81731); incorporated herein by reference)

10.29 Credit Agreement dated as of January 7, 2000 among iXL Enterprises, Inc., the lenders party hereto and The Chase Manhattan Bank, as Administrative Agent and First Union National Bank as Syndication Agent (originally filed as Exhibit 10.72 to the Company's Form 10-K filed on February 15, 2000; incorporated herein by reference), together with Amendment dated as of December 7, 2000 to Credit Agreement dated as of January 7, 2000, among iXL Enterprises, Inc., the lenders party thereto, and The Chase Manhattan Bank, as administrative agent (originally filed as Exhibit 10.1 to the Company's Form 8-K filed on December 22, 2000; incorporated herein by reference)

10.30 Note Purchase Agreement dated December 19, 2000 by and among ProAct Technologies Corp., iXL Enterprises, Inc., iXL Ventures L.P., and iXL Ventures PHC, Inc., together with related transaction documents. (originally filed as Exhibit 10.2 to the Company's Form 8-K filed on December 22, 2000; incorporated herein by reference)


10.31 Stock Purchase Agreement dated December 28, 2000 by and between HPS America, Inc. and iXL Enterprises, Inc. (originally filed as Exhibit
         10.31 to the Company's Form 10-K filed on April 2, 2001 incorporated herein by reference)



10.32 Lease Agreement by and between 1600 Peachtree, LLC and iXL Enterprises, Inc. dated December 6, 1999 (originally filed as Exhibit 10.32 to the Company's Form 10-K filed on April 2, 2001 incorporated herein by reference)



10.33 Lease between TST 555/575 Market, LLC and iXL Enterprises, Inc. dated May 31, 2000 (originally filed as Exhibit 10.33 to the Company's Form 10-K filed on April 2, 2001 incorporated herein by reference)



10.34 Subscription Agreements dated March 30, 2001 between iXL Enterprises, Inc. and each of Riverstone Group, LLC, Daniel L. Simon, Frank K. Bynum, Jr., James J. Connors II, David I. Wahrhaftig, Philip E. Berney, Frank J. Loverro, Barbara F. Alechman, Frank T. Nickell, Thomas R. Wall, IV and George E. Matelich. (originally filed as Exhibit 10.34 to the Company's Form 10-K filed on April 2, 2001 incorporated herein by reference)



21       Subsidiaries of the Company


23.1     Consent of PricewaterhouseCoopers LLP

(b).     The following Reports on Form 8-K were filed:



     DATE OF REPORT      DATE FILED     ITEMS INCLUDED
    ------------------   ------------   --------------
    12/7/00........      12/22/00              5
    1/18/01........       1/19/01              9
    3/30/01........        4/4/01            5,7
    7/31/01........        8/2/01            5,7

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on September 7, 2001.



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


                SIGNATURE                                 TITLE

/s/  U. Bertram Ellis, Jr.                      Chairman of the Board
------------------------------------------
          U. Bertram Ellis, Jr.

/s/ Christopher M. Formant                      Chief Executive Officer and Director
------------------------------------------      (Principal Executive Officer)
         Christopher M. Formant

/s/ Jeffrey T. Arnold                           Director
------------------------------------------
            Jeffrey T. Arnold

/s/ Frank K. Bynum, Jr.                         Director
------------------------------------------
           Frank K. Bynum, Jr.

/s/ Thomas G. Rosencrants                       Director
------------------------------------------
          Thomas G. Rosencrants

/s/ Jeffrey C. Walker                           Director
------------------------------------------
            Jeffrey C. Walker

/s/ Thomas R. Wall, IV                          Director
------------------------------------------
           Thomas R. Wall, IV

/s/ Gary C. Wendt                               Director
------------------------------------------
              Gary C. Wendt

/s/ Michael J. Casey                            Chief Financial and Accounting Officer
------------------------------------------
             Michael J. Casey