Form 10-Q
period 2001-09-30
IXL ENTERPRISES INC
filed 2001-11-14
CIK 1018705

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

                          Commission File No. 000-26167

                              IXL ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                     58-2234342
----------------------------               --------------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
     of incorporation)

 1600 Peachtree Street, NE Atlanta, GA                   30309
----------------------------------------               ---------
(Address of principal executive offices)               (Zip Code)

                                 (404) 279-1000
              (Registrant's telephone number, including area code)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes. [ ] No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of each class                   Outstanding at November 7, 2001
     ----------------------------              -------------------------------
     Common Stock, $.01 par value                         96,582,751

Note: Number above represents number of shares outstanding as of the close of the merger between iXL Enterprises, Inc. and Scient Corporation, which occurred on November 7, 2001.

                              iXL ENTERPRISES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                        QUARTER ENDED SEPTEMBER 30, 2001

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements:
                  Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000.........................    3
                  Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30,
                  2001 and 2000.............................................................................................    4
                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000.....    5
                  Notes to Condensed Consolidated Financial Statements......................................................    6
Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.....................    9
Item 3.           Quantitative and Qualitative Disclosures About Market Risk................................................   14

                           PART II - OTHER INFORMATION

 Item 1.          Legal Proceedings.........................................................................................   14
 Item 6.          Exhibits and Reports on Form 8-K..........................................................................   15
 Signature..................................................................................................................   16

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                    September 30, 2001     December 31, 2000
                                                                                    ------------------     ------------------
                                       ASSETS

Current assets:
   Cash and cash equivalents ...............................................            $   9,102             $  48,595
   Marketable securities ...................................................                  128                 3,967
   Accounts receivable, net of allowance for doubtful accounts of $5,361
    and $21,339 at September 30, 2001 and December 31, 2000, respectively ..               12,757                47,330
   Unbilled revenue ........................................................                6,473                13,858
   Prepaid expenses and other current assets ...............................                2,533                 3,035
                                                                                        ---------             ---------
       Total current assets ................................................               30,993               116,785
Property and equipment, net ................................................               21,221                69,896
Intangible assets, net .....................................................               13,273                41,589
Other non-current assets ...................................................                4,351                 6,165
                                                                                        ---------             ---------
       Total assets ........................................................            $  69,838             $ 234,435
                                                                                        =========             =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................................            $   8,542             $  22,919
   Deferred revenue ........................................................                4,103                 7,537
   Accrued liabilities .....................................................                6,911                15,180
   Restructuring reserve ...................................................               11,326                30,328
   Current portion of long-term debt .......................................                  309                   323
                                                                                        ---------             ---------
       Total current liabilities ...........................................               31,191                76,287
Non-current portion of restructuring reserve ...............................                3,356                11,297
Long-term debt and call rights, less current portion .......................               15,237                20,395
Other long-term liabilities ................................................                2,576                    48
                                                                                        ---------             ---------
       Total liabilities ...................................................               52,360               108,027
                                                                                        ---------             ---------
Stockholders' equity:
   Common stock, par value of $.01, 200,000,000 authorized; 97,151,594 and
     77,150,700 issued at September 30, 2001 and December 31, 2000, respectively; 96,799,178 and 76,798,284 outstanding at September 30,
     2001 and December 31, 2000, respectively ..............................                  975                   775
   Additional paid in capital ..............................................              638,330               620,914
   Accumulated deficit .....................................................             (615,401)             (488,438)
   Accumulated other comprehensive loss ....................................               (1,576)               (1,000)
   Treasury stock at cost; 352,416 shares ..................................                 (888)                 (888)
   Stock subscription receivable ...........................................               (1,500)               (1,500)
   Notes receivable for common stock sold ..................................               (1,821)                   --
   Unearned compensation ...................................................                 (641)               (3,455)
                                                                                        ---------             ---------
       Total stockholders' equity ..........................................               17,478               126,408
                                                                                        ---------             ---------
       Total liabilities and stockholders' equity ..........................            $  69,838             $ 234,435
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

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                        September 30,
                                                           ----------------------------          ------------------------------
                                                             2001                2000               2001                2000
                                                           ---------          ---------          ----------          ----------
Revenue ..........................................         $  21,066          $  87,288          $   94,497          $  307,006
Expenses:
  Professional services expenses .................            22,328             62,176              83,078             165,194
  Sales and marketing expenses ...................             4,597             11,790              15,619              32,894
  General and administrative expenses ............            11,330             57,848              44,864             137,315
  Stock-based compensation and other expenses ....              (224)               134                 382               4,000
  Depreciation ...................................             2,869              5,728              12,588              14,841
  Amortization ...................................             2,644             11,203              11,014              33,239
  Impairment charge on intangible assets .........             4,484                 --              17,230                  --
  Restructuring charges ..........................            17,853             16,222              42,733              16,222
                                                           ---------          ---------          ----------          ----------
              Loss from operations ...............           (44,815)           (77,813)           (133,011)            (96,699)
Other income (expense), net ......................               317             (2,290)              8,074              (2,556)
Interest income ..................................               160              1,305               1,097               4,649
Interest expense .................................              (862)              (364)             (3,121)             (1,054)
Equity in net losses of affiliates ...............                --             (8,910)                 --             (40,989)
                                                           ---------          ---------          ----------          ----------
              Loss before income taxes ...........           (45,200)           (88,072)           (126,961)           (136,649)
Income tax expense ...............................                --                 --                  --                (600)
                                                           ---------          ---------          ----------          ----------
              Net loss ...........................         $ (45,200)         $ (88,072)         $ (126,961)         $ (137,249)
                                                           =========          =========          ==========          ==========
Basic and diluted net loss per common share ......         $   (0.47)         $   (1.16)         $    (1.40)         $    (1.85)
                                                           =========          =========          ==========          ==========
Weighted average common shares outstanding .......            96,777             75,701              90,413              74,126
                                                           =========          =========          ==========          ==========

         The accompanying notes are an integral part of these condensed consolidated statements of operations.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                            -------------------------------
                                                                                              2001                  2000
                                                                                            ---------             ---------
Cash flows from operating activities:
Net loss .......................................................................            $(126,961)            $(137,249)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation .................................................................               12,588                14,841
  Amortization .................................................................               11,014                33,239
  Provision for bad debts ......................................................                4,615                22,716
  Amortization of discount on long-term debt ...................................                1,931                    --
  Write-down of leasehold improvements and equipment ...........................               37,039                12,178
  Stock-based compensation and other expenses ..................................                  417                 4,090
  Equity in net losses of affiliates ...........................................                   --                40,989
  Impairment on intangible assets ..............................................               17,230                    --
  Adjustment of value of call rights ...........................................               (6,983)                   --
Changes in assets and liabilities, net of effects from purchase, sale and deconsolidation of subsidiaries:
     Accounts receivable .......................................................               28,441               (36,971)
     Unbilled revenue ..........................................................                7,385                  (996)
     Prepaid expenses and other assets .........................................                6,191                (6,850)
     Accounts payable and accrued liabilities ..................................              (20,290)               12,952
     Deferred revenue ..........................................................               (3,434)                3,698
     Restructuring reserve .....................................................              (27,483)                5,640
                                                                                            ---------             ---------
          Net cash used in operating activities ................................              (58,300)              (31,723)
                                                                                            ---------             ---------
Cash flows from investing activities:
  Purchases of property and equipment ..........................................               (4,839)              (65,679)
  Purchases of subsidiaries, net of cash acquired ..............................                   --                (2,640)
  Deconsolidation of subsidiaries to equity basis ..............................                   --               (15,221)
  Purchases of marketable securities ...........................................                   --               (61,414)
  Proceeds from sales and maturities of marketable securities ..................                   --                42,457
  Proceeds from sale of assets .................................................                6,164                   453
                                                                                            ---------             ---------
          Net cash used in investing activities ................................                1,325              (102,044)
                                                                                            ---------             ---------
Cash flows from financing activities:
  Repayment of borrowings ......................................................               (3,820)                 (370)
  Proceeds from issuance of common stock .......................................               17,508                26,757
  Issuance of debt .............................................................                3,700                    --
  Repayment of notes receivable for common stock sold ..........................                  500                    --
                                                                                            ---------             ---------
          Net cash provided by financing activities ............................               17,888                26,387
                                                                                            ---------             ---------
Effect of exchange rate changes on cash and cash equivalents ...................                 (406)               (1,380)
Net decrease in cash and cash equivalents ......................................              (39,493)             (108,760)
Cash and cash equivalents at beginning of period ...............................               48,595               120,812
                                                                                            ---------             ---------
Cash and cash equivalents at end of period .....................................            $   9,102             $  12,052
                                                                                            =========             =========
Non-cash investing and financing activities:
      Unrealized loss on marketable securities .................................            $    (331)            $  (7,686)

         The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                     IXL ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BACKGROUND

         iXL Enterprises, Inc. is a business and technology consultancy that helps companies use the power of emerging technologies and advanced business strategies to build stronger, more profitable relationships with their customers, employees and business partners. The Company uses its expertise in strategy, creative design and systems engineering to design, develop and deploy Internet-based advanced eBusiness solutions for Global 1000 companies and other corporate uses of information technology. iXL has 5 principal offices in the United States and Europe. As discussed in Note 3 below, the Company merged with Scient Corporation effective November 7, 2001. Scient Corp. is a leading provider of a category of professional services called systems innovation. It provides integrated eBusiness strategy and technology implementation services on a global basis to enterprise clients who want to fully leverage eBusiness technologies as part of their overall business strategy. Its service offerings include strategy consulting, systems architecture and design, application and technology infrastructure development, and eBusiness management. The business of the merged company, Scient, Inc., will be the combined businesses conducted by iXL and Scient Corp. as described above.

2. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of iXL's financial condition as of September 30, 2001, the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. During 2000, the Company deconsolidated both ProAct Technologies Corp. and Digital Planet. The Company has presented its results of operations and financial condition as if the deconsolidations occurred on January 1, 2000. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

3. MERGER WITH SCIENT CORPORATION

         On November 7, 2001, iXL and Scient Corp. merged to form Scient, Inc., with trading of Scient, Inc. common stock commencing on November 8, 2001. Each share of iXL common stock outstanding was converted into 1.00 share of Scient, Inc.'s common stock, and each share of Scient Corp. common stock outstanding was converted into 1.24 shares of Scient, Inc.'s common stock. Robert Howe, former chairman and chief executive officer of Scient Corp. and U. Bertram Ellis, Jr., former chairman of iXL, were named chairman and vice-chairman of Scient, Inc., respectively. Christopher M. Formant, former chief executive officer of iXL, was named president and CEO of Scient, Inc., and Stephen A. Mucchetti, president and chief operating officer of Scient Corp. was named executive vice president and chief operating officer of Scient, Inc.

         In connection with the merger, shareholders of each of iXL and Scient Corp. approved the Scient, Inc. 2001 Equity Incentive Plan. Scient, Inc. reserved for issuance under the plan 48,000,000 shares of Scient, Inc. common stock.

         The following pro forma information presents Scient, Inc.'s results of operations for the nine months ended September 30, 2000 and 2001 as if the merger had taken place on January 1, 2000:

                                                        For the nine months ended
                                                              September 30,
                                                         --------------------------
                                                           2001             2000
                                                         ----------      ----------
         Revenue....................................     $ 144,473       $ 566,215
         Net loss...................................      (308,594)       (125,849)
         Net loss per common share..................         (1.64)          (0.67)

         These pro forma results of operations include adjustments to the historical operations of the combined companies and are presented for comparative purposes only. These pro forma results do not purport to be indicative of the results which actually would have resulted had the acquisition occurred on the date indicated or which may result in the future.

4. RESTRUCTURING CHARGES

         In September 2001, the Company announced that in a continued effort to reduce costs and improve efficiency as part of its restructuring plan, it would effect a workforce reduction of approximately 300 employees. This announcement succeeded announcements of a reduction of approximately 350 employees in September 2000, approximately 850 employees in November 2000, and approximately 300 in May 2001. Of these total reductions in workforce, approximately 1,230 were professional services personnel, 430 were general and administrative personnel, and 140 were sales and marketing personnel. The most recent round of terminations were made as part of the Company's integration planning in preparation for the closing of its merger with Scient, whereby the Company hopes to achieve efficiencies through the elimination of duplicate facilities, functions and systems. As a result of this restructuring, the Company recorded a charge of approximately $42,733,000 in 2001 and $76,588,000 in 2000. Included in this total are approximately $32,113,000 of costs related to rent and sublease expenses net of anticipated sublease income for abandoned office leases, approximately $63,838,000 of costs resulting from the write-down of leasehold improvements and equipment that were impaired as a result of the closure of offices due to a decrease in demand for the Company's services and resulting decrease in revenue and approximately $23,370,000 in severance due to the reduction in workforce.

         The restructuring charges and their utilization for the nine months ended September 30, 2001 are summarized as follows (in thousands):

                                                     Restructuring                                               Restructuring
                                                       Reserve at                                                 Reserve at
                                                       December 31,                   Amount                      September 30,
                                                          2000        Charges        Utilized      Adjustments        2001
                                                     --------------   --------       ---------     -----------   --------------
Abandoned leases .................................      $ 36,897      $     --       $ (19,226)      $ (6,350)      $ 11,321
Write down of impaired leasehold
  improvements and equipment .....................           130        36,539         (36,539)            --             --
Employee termination and severance costs .........         4,598         6,194         (13,781)         6,350          3,361
                                                        --------      --------       ---------       --------       --------
                                                        $ 41,625      $ 42,733       $ (69,546)      $     --       $ 14,682
                                                        ========      ========       =========       ========       ========

         The Company expects future cash expenditures related to these restructuring activities to be approximately $14,682,000, of which approximately $11,326,000 the Company anticipates will be paid within the next twelve months.

5. IMPAIRMENT CHARGE ON INTANGIBLE ASSETS

         As a result of the continued changes in the dynamics of the demand for Internet consulting services, the Company evaluated the recoverability of its intangible assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviewed the undiscounted future cash flows to be generated by its operations. These cash flows were below the carrying value of the goodwill recorded as a result of the Company's acquisitions. Therefore, the Company adjusted the carrying value of the goodwill and acquired workforce based on future discounted cash flows and recorded an impairment charge of $97,402,000 in the fourth quarter of 2000 and an additional charge of $17,230,000 in the nine months ended September 30, 2001. Of the total impairment charge taken, $86,232,000 was a write-down of assets recorded as a result of the Tessera acquisition.

6. CREDIT FACILITY

         On March 30, 2001, the Company executed an amendment to its senior secured revolving syndicated credit facility which reduced the commitment under the credit facility in stages from $50,000,000 to $20,000,000 pursuant to certain events, expanded the borrowing base to include foreign receivables and certain assets of iXL Ventures and eliminated and amended certain financial covenants. The amended credit facility established certain EBITDA (earnings before interest, income taxes, depreciation and amortization) covenants for the second, third and fourth quarters of 2001. This amendment to the credit facility became effective on April 2, 2001. At June 30, 2001, the Company was in violation of a financial covenant as defined under the credit facility. Effective August 10, 2001, the lenders waived any event of default resulting from this covenant violation until the earlier of the completion of the pending merger or November 30, 2001 and the commitment under the credit facility was reduced to $8,050,000. At September 30,

2001, the Company had utilized approximately $7,830,000 of the credit facility for letters of credit issued primarily as security for office leases. This amount was subsequently reduced to approximately $7,777,000.

         The credit facility was terminated effective November 8, 2001. In turn, the Company entered into a cash collateral agreement with the lenders whereby the Company must provide collateral for the outstanding letters of credit at the rate of 105%. The commission for each of the letters of credit accrues at 1% per annum. As of November 8, 2001, the Company had deposited approximately $8,166,000 as collateral on the outstanding letters of credit.

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

9.  SALE OF CYBERSTARTS STOCK

         On September 27, 2001, the Company entered into, and the Board of iXL approved, an agreement with CyberStarts, Inc. in which the Company sold 18,200,000 shares of Class A common stock of CyberStarts back to CyberStarts for proceeds of $1,900,000. Such shares were carried at a zero basis. As a result, the Company recorded other income of $1,900,000. U. Bertram Ellis, Jr., chairman of iXL, has been on CyberStarts' board of directors since its inception. Mr. Ellis was appointed chairman of the board on July 3, 2001. He owns 500,000 shares of CyberStarts' Class A common stock. Before the sale, this comprised 0.46% of outstanding shares on a fully diluted basis. After the sale, his ownership percentage rose to 0.55% on a fully diluted basis.

10. COMPREHENSIVE LOSS

         The components of comprehensive loss are as follows (in thousands):

                                                                 Three Months Ended                       Nine Months Ended
                                                          --------------------------------        ---------------------------------
                                                          September 30,      September 30,        September 30,      September 30,
                                                              2001               2000                  2001              2000
                                                          -------------      -------------        -------------      -------------
Net loss .........................................          $ (45,200)          $ (88,072)          $ (126,961)        $ (137,249)
Foreign currency translation adjustment ..........                276                (670)                (406)            (1,380)
Unrealized loss on marketable securities .........                (74)                559                 (331)            (7,686)
                                                            ---------           ---------           ----------         ----------
           Comprehensive loss ....................          $ (44,998)          $ (88,183)          $ (127,698)        $ (146,315)
                                                            =========           =========           ==========         ==========

11. AGREEMENT WITH HPS AMERICA, INC.

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

         In October 2001, the agreement was amended to remove the minimum business volume described above and the Company agreed to forgive the final payment of $1,500,000. Additionally, the Company has agreed to pay the salaries and expenses of not less than two HPS employees working full-time on Scient, Inc. through June 30, 2004, not to exceed $245,000 per annum in aggregate.

12. NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company is required to adopt SFAS 142 on January 1, 2002. The most significant changes made by SFAS 142 are that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 are effective upon adoption of SFAS 142. The Company is in the process of assessing the impact of these pronouncements. However, it believes the impact will be limited to the cessation of amortization of goodwill upon adoption.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes accounting and reporting standards for the impairment and disposition of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will be required to adopt SFAS No. 144 for the fiscal year beginning January 1, 2002, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes contained in "ITEM 1. FINANCIAL STATEMENTS" in PART I of this report. This discussion contains forward-looking statements relating to the Company's future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. The Company's actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including, but not limited to, the Company's current liquidity position and need for additional financing, actions that the Company's lenders could take under the amended credit facility, the success of the Company's restructuring efforts and other factors contained in the risk factor disclosure contained in its Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the SEC. The cautionary statements made in that Form 10-K and herein are applicable to all related forward-looking statements wherever they appear in this report. The forward-looking statements contained in this report are made only as of the date hereof, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Overview

         iXL is a business and technology consultancy that helps companies use the power of emerging technologies and advanced business strategies to build stronger, more profitable relationships with their customers, employees and business partners. The Company uses its expertise in strategy, creative design and systems engineering to design, develop and deploy Internet-based advanced eBusiness solutions for Global 1000 companies and other corporate uses of information technology. iXL has 5 principal offices in the United States and Europe. As discussed below, the Company merged with Scient Corporation effective November 7, 2001. Scient Corp. is a leading provider of a category of professional services called systems innovation. It provides integrated eBusiness strategy and technology implementation services on a global basis to enterprise clients who want to fully leverage eBusiness technologies as part of their overall business strategy. Its service offerings include strategy consulting, systems architecture and design, application and technology infrastructure development, and eBusiness management. The business of the merged company, Scient, Inc., will be the combined businesses conducted by iXL and Scient Corp. as described above.

         Both iXL and Scient Corp., before the merger, and Scient, Inc. have initiated extensive restructuring plans designed to reduce workforce and lower general and administrative expenses. iXL's restructuring charges are further discussed in Note 4 of the condensed consolidated financial statements contained elsewhere in this report. iXL recorded $42.7 million in restructuring charges in the nine months ended September 30, 2001 and $76.6 million in restructuring charges in 2000. These charges primarily relate to abandoned leases, the write down of impaired leasehold improvements and equipment and employee termination and severance costs.

         On November 7, 2001, iXL and Scient Corp. merged to form Scient, Inc., with trading of Scient, Inc. common stock commencing on November 8, 2001. Each share of iXL common stock outstanding was converted into 1.00 share of Scient, Inc.'s common stock, and each share of Scient Corp. common stock outstanding was converted into 1.24 shares of Scient, Inc.'s common stock. Robert Howe, former chairman and chief executive officer of Scient Corp. and U. Bertram Ellis, Jr., former chairman of iXL, were named chairman and vice-chairman of Scient, Inc., respectively. Christopher M. Formant, former chief executive officer of iXL, was named president and CEO of Scient, Inc., and Stephen A. Mucchetti, president and chief operating officer of Scient Corp. was named executive vice president and chief operating officer of Scient, Inc.

         In connection with the merger, shareholders of each of iXL and Scient Corp. approved the Scient, Inc. 2001 Equity Incentive Plan. Scient, Inc. reserved for issuance under the plan 48,000,000 shares of Scient, Inc. common stock.

         As of September 30, 2001, iXL and Scient Corp. had accumulated deficits of approximately $615.4 million, and $260.5 million, respectively. Additionally, iXL's and Scient Corp.'s revenue compositions have changed substantially from inception, and Scient, Inc. expects further change as its business develops. As a result, Scient, Inc. may not be able to achieve or sustain profitability in a reasonable time period, or at all. If Scient, Inc. fails to achieve or sustain profitability, the price of its common stock would likely be negatively affected. If we attain profitability, our ability to utilize net operating loss carryforwards will be subject to yearly limitations.

Results of Operations

Comparison of Three Months Ended September 30, 2001 and September 30, 2000

         Revenue. Revenue decreased $66.2 million, or 76%, to $21.1 million for the three months ended September 30, 2001 from $87.3 million for the three months ended September 30, 2000. The decrease was primarily a result of the significant reduction of demand experienced by Internet consultants, including iXL. This overall slowdown affected iXL in that many of the Company's Global 1000 clients reevaluated or delayed implementing their Internet strategy. This shift in market dynamics as to our Global 1000 clients resulted in part from diminished competitive pressures from dot.com companies, which were struggling or failing. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their Internet initiatives in lieu of those offered by iXL and its competitors.

         Professional services expenses. Professional services expenses decreased $39.9 million, or 64%, to $22.3 million for the three months ended September 30, 2001 from $62.2 million for the three months ended September 30, 2000. The decrease was primarily attributable to a decrease in professional services headcount over the same period last year as a result of the Company's restructuring efforts. As a percentage of revenue, professional services expenses increased from 71% for the three months ended September 30, 2000 to 106% for the three months ended September 30, 2001. The increase as a percentage of professional services revenue was due to the substantial decrease in revenue over the same period as described above. Also, see the discussion of the industry trend in the "Overview" section above.

         Sales and marketing expenses. Sales and marketing expenses decreased $7.2 million, or 61%, to $4.6 million for the three months ended September 30, 2001 from $11.8 million for the three months ended September 30, 2000. This decrease was primarily attributable to decreased advertising, promotional material, and public relations expenditures.

         General and administrative expenses. General and administrative expenses decreased $46.5 million, or 80%, to $11.3 million for the three months ended September 30, 2001 from $57.8 million for the three months ended September 30, 2000. This decrease was primarily attributable to decreases in salaries, travel and other administrative expenses as a result of the Company's restructuring efforts.

         Stock-based compensation and other expenses. Stock-based compensation and other expenses decreased to $(224,000) for the three months ended
September 30, 2001 from $134,000 for the three months ended September 30, 2000. The $358,000 decrease was due to a decrease in the number of employees with stock options as a result of the restructuring an adjustment of stock based compensation on notes receivable from employees accounted for under variable accounting.

         Depreciation. Depreciation expense decreased $2.8 million, or 49% to $2.9 million for the three months ended September 30, 2001 from $5.7 million for the three months ended September 30, 2000. The Company made additional investments in physical infrastructure and expansion in prior periods in anticipation of continued growth in 2000. However, this increase in capital assets was offset by the significant write-offs of property and equipment related to office closures that the Company has recorded, thus resulting in a decrease in depreciation expense.

         Amortization. Amortization expense decreased $8.6 million or 77% to $2.6 million for the three months ended September 30, 2001 from $11.2 million for the three months ended September 30, 2000. The decrease was primarily a result of the write-off of impaired intangible assets that the Company recorded during the three months ended December 31, 2000 and again during the nine months ended September 30, 2001.

         Other income (expense). Other income (expense) increased to $317,000 for the three months ended September 30, 2001 from $(2.3) million for the three months ended September 30, 2000. The increase was primarily due to the sale of 18,200,000 shares of Class A common stock of CyberStarts back to CyberStarts for proceeds of $1.9 million.

         Interest income. Interest income decreased $1.1 million or 85% to $160,000 for the three months ended September 30, 2001 from $1.3 million for the three months ended September 30, 2000. The decrease was primarily due to decreased cash and marketable securities balances at September 30, 2001 versus September 30, 2000.

         Interest expense. Interest expense increased $498,000 or 137% to $862,000 for the three months ended September 30, 2001 from $364,000 for the three months ended September 30, 2000. The increase was primarily due to interest expense and amortization on the note payable to ProAct and an increase in credit facility fees.

         Equity in net losses of affiliates. The Company incurred a $8.9 million loss as a result of its equity investment in affiliates during the three months ended September 30, 2000. This loss was related to the Company's percentage share in ProAct's results of operations. No such charge was recorded for the three months ended September 30, 2001, as all equity investments have a zero basis.

Comparison of Nine Months Ended September 30, 2001 and September 30, 2000

         Revenue. Revenue decreased $212.5 million, or 69%, to $94.5 million for the nine months ended September 30, 2001 from $307.0 million for the nine months ended September 30, 2000. The decrease was primarily a result of the significant reduction of demand experienced by Internet consultants, including iXL. This overall slowdown affected iXL in that many of the Company's Global 1000 clients reevaluated or delayed implementing their Internet strategy. This shift in market dynamics as to our Global 1000 clients resulted in part from diminished competitive pressures from dot.com companies, which were struggling or failing. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their Internet initiatives in lieu of those offered by iXL and its competitors.

         Professional services expenses. Professional services expenses decreased $82.1 million, or 50%, to $83.1 million for the nine months ended September 30, 2001 from $165.2 million for the nine months ended September 30, 2000. The decrease was primarily attributable to a decrease in professional services headcount over the same period last year as a result of the Company's restructuring efforts. As a percentage revenue, professional services expenses increased from 54% for the nine months ended September 30, 2000 to 88% for the nine months ended September 30, 2001. The increase as a percentage of professional services revenue was due to the substantial decrease in revenue over the same period as described above. Also, see the discussion of the industry trend in the "Overview" section above.

         Sales and marketing expenses. Sales and marketing expenses decreased $17.3 million, or 53%, to $15.6 million for the nine months ended September 30, 2001 from $32.9 million for the nine months ended September 30, 2000. This decrease was primarily attributable to decreased advertising, promotional material, and public relations expenditures.

         General and administrative expenses. General and administrative expenses decreased $92.4 million, or 67%, to $44.9 million for the nine months ended September 30, 2001 from $137.3 million for the nine months ended September 30, 2000. This decrease was primarily attributable to decreases in salaries, travel and other administrative expenses as a result of the Company's restructuring efforts.

         Stock-based compensation and other expenses. Stock-based compensation and other expenses decreased to $382,000 for the nine months ended September 30, 2001 from $4.0 million for the nine months ended September 30, 2000. The $3.6 million decrease was due to a decrease in the number of employees with stock options as a result of the restructuring.

         Depreciation. Depreciation expense decreased $2.2 million, or 15% to $12.6 million for the nine months ended September 30, 2001 from $14.8 million for the nine months ended September 30, 2000. The Company made additional investments in physical infrastructure and expansion in prior periods in anticipation of continued growth in 2000. However, this increase in capital assets was offset by the significant write-offs of property and equipment related to office closures that the Company has recorded, thus resulting in a decrease in depreciation expense.

         Amortization. Amortization expense decreased $22.2 million or 67% to $11.0 million for the nine months ended September 30, 2001 from $33.2 million for the nine months ended September 30, 2000. The decrease was primarily a result of the write-off of impaired intangible assets that the Company recorded during the three months ended December 31, 2000 and again during the nine months ended September 30, 2001.

         Other income (expense). Other income (expense) increased $10.6 million to $8.1 million for the nine months ended September 30, 2001 from $(2.5) million for the nine months ended September 30, 2000. The increase is primarily due to the fact that the Company recorded approximately $7.0 million in other income related to the adjustment in the value of certain call rights on warrants associated with the Company's note payable to ProAct and the sales of 18,200,000 shares of Class A common stock of CyberStarts back to CyberStarts for proceeds of $1.9 million.

         Interest income. Interest income decreased $3.5 million or 76% to $1.1 million for the nine months ended September 30, 2001 from $4.6 million for the nine months ended September 30, 2000. The decrease was primarily due to decreased cash and marketable securities balances at September 30, 2001 versus September 30, 2000.

         Interest expense. Interest expense increased $2.0 million or 182% to $3.1 million for the nine months ended September 30, 2001 from $1.1 million for the nine months ended September 30, 2000. The increase was primarily due to interest expense and amortization on the note payable to ProAct and an increase in credit facility fees.

         Equity in net losses of affiliates. The Company incurred a $41.0 million loss as a result of its equity investment in affiliates during the nine months ended September 30, 2000. This loss was related to the Company's percentage share in ProAct's results of operations. No such charge was recorded for the nine months ended September 30, 2001, as all equity investments have a zero basis.

         Income taxes. The Company recorded income tax expense of $600,000 for the nine months ended September 30, 2000. The Company recorded no income tax expense of benefit in the nine months ended September 30, 2001. This expense was recorded for state income taxes related to our operations in Massachusetts, as a result of the Tessera acquisition.

Liquidity and Capital Resources

         On March 30, 2001, pursuant to an agreement in principle reached
March 26, 2001, the Company sold 15,875,000 shares of restricted common stock to unaffiliated third parties and to parties related to the Company through its principal shareholder, including two directors, for total proceeds of approximately $15.9 million before expenses. This stock sale was subject to certain conditions, including the effectiveness of the amendment to the credit facility as discussed above. On September 27, 2001, the Company entered into an agreement with CyberStarts, Inc. in which the Company sold 18,200,000 shares of Class A common stock of CyberStarts back to CyberStarts for proceeds of $1.9 million. Such shares were recorded at a zero basis. As a result, the Company recorded other income of $1.9 million. U. Bertram Ellis, Jr., chairman of iXL, has been on CyberStarts' board of directors since its inception. Mr. Ellis was appointed chairman of the board on July 3, 2001. He owns 500,000 shares of CyberStarts' Class A common stock. Before the sale, this comprised 0.46% of outstanding shares on a fully diluted basis. After the sale, his ownership percentage rose to 0.55% on a fully diluted basis.

         As of September 30, 2001, iXL had $(198,000) of working capital, including $9.1 million of cash and cash equivalents and $128,000 of marketable securities, as compared to $40.5 million of working capital, including $48.6 million in cash and cash equivalents and $4.0 million in marketable securities as of December 31, 2000.

         Cash used in operating activities was $58.3 million for the nine months ended September 30, 2001, as compared to cash used in operating activities of $31.7 million for the nine months ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2001 was largely due to a decrease in accounts payable and other accrued liabilities and the restructuring reserve. The Company calculates average days' sales outstanding
(DSO) based on billed and unbilled receivables less deferred revenue. The DSO for the quarter ended September 30, 2001 was 85 as compared to 65 for the quarter ended June 30, 2001. Cash used in investing activities was $1.3 million for the nine months ended September 30, 2001, as compared to cash used in investing activities of $102.0 million for the nine months ended September 30, 2000. Cash used by investing activities for the nine months ended September 30, 2001 was due to purchases of property and equipment. This was partially offset by the sale of certain assets that were non-strategic to the scope of our principal business. Cash provided by financing activities was $17.9 million for the nine months ended September 30, 2001 as compared to cash provided by financing activities of $26.4 million for the nine months ended September 30, 2000. Cash provided by financing activities for the nine months ended
September 30, 2001 primarily resulted from the sale of restricted common stock.

         On March 30, 2001, the Company executed an amendment to its senior secured revolving syndicated credit facility which reduced the commitment under the credit facility in stages from $50.0 million to $20.0 million pursuant to certain events, expanded the borrowing base to include foreign receivables and certain assets of iXL Ventures and eliminated and amended certain financial covenants. The amended credit facility established certain EBITDA (earnings before interest, income taxes, depreciation and amortization) covenants for the second, third and fourth quarters of 2001. This amendment to the credit facility became effective on April 2, 2001. At June 30, 2001, the Company was in violation of a financial covenant as defined under the credit facility. Effective August 10, 2001, the lenders waived any event of default resulting from this covenant violation until the earlier of the completion of the pending merger or November 30, 2001 and the commitment under the credit facility was reduced to approximately $8.1 million. At September 30, 2001, the Company had utilized approximately $7.8 million of the credit facility for letters of credit issued primarily as security for office leases.

         The credit facility was terminated effective November 8, 2001. In turn, the Company entered into a cash collateral agreement with the lenders whereby the Company must provide collateral for the outstanding letters of credit at the rate of 105%. The commission for each of the letters of credit accrues at 1% per annum. As of November 8, 2001, the Company had deposited approximately $8.2 million as collateral on the outstanding letters of credit.

         Scient, Inc.'s future liquidity and capital requirements will depend on many factors. While iXL and Scient Corp. believe Scient, Inc. will be able to budget effectively and contain expenses, like iXL and Scient Corp., Scient, Inc. may be less able to accurately predict revenues.

         Scient, Inc.'s pro forma cash, cash equivalents and marketable securities at September 30, 2001 totaled approximately $97.1 million. Scient, Inc. believes that existing cash and cash equivalents and marketable securities, together with additional liquidity or funds that may be available under credit facilities, will be sufficient to meet anticipated needs for working capital and capital expenditures for the foreseeable future.

         However, if revenues and operating cash flows do not meet expectations and Scient, Inc. does not have the ability to borrow funds from its bank lenders or such ability is limited, Scient, Inc. may need to raise additional funds, and we cannot be certain that we will be able to obtain additional capital on commercially favorable terms or at all. If we need additional capital and cannot raise it on commercially reasonable terms, we may not be able to:

         - maintain existing offices or open new offices, in the United States or internationally, or create additional global business units;

         -        hire, train and retain qualified employees;

         - respond to competitive pressures or unanticipated capital requirements; or

         -        pursue acquisition opportunities.

         Our failure to do any of these things could seriously harm our operations and financial condition.

         If Scient, Inc. raises additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences or privileges senior to those of Scient, Inc.'s common stock. Furthermore, because of the expected low trading price of Scient, Inc.'s common stock, commensurate with the low trading prices of iXL's and Scient Corp.'s common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause Scient, Inc.'s stockholders to experience significant additional dilution. In addition, the issuance of debt securities would increase Scient, Inc.'s total leverage, which could further depress the price of Scient, Inc.'s common stock. Scient, Inc. cannot be certain that additional financing, or funds from asset sales, would be available on acceptable terms if required. If these additional methods of financing become necessary and are not available or Scient, Inc. is unable to raise funds from the sale of assets, Scient, Inc. may need to dramatically change its business plan or sell or merge its business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item, other than as described under this item in the Company's Annual Report on Form 10-K.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about September 8, 2000, the first in a series of shareholder class action complaints was filed against iXL and certain of its present and former directors and officers in the United States District Court for the Northern District of Georgia. Those cases were consolidated by Order dated January 23, 2001, and a consolidated amended class action complaint (Case No. 1:00-CV-2347-CC) was filed on March 27, 2001, naming only iXL as a defendant, on behalf of a putative class of all those who purchased or otherwise acquired securities of iXL between November 30, 1999 and September 1, 2000. The amended complaint seeks damages based on general allegations of false and misleading press releases and SEC filings concerning the Company's business prospects and financial statements. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. The Company has filed a motion to dismiss the amended complaint, which is pending.

         A related complaint was filed in Redwing Ltd. v. iXL Enterprises, Inc., et al., Case No. 1:00-CV-2979-CC, United States District Court for the Northern District of Georgia against the Company and certain of its present and former directors and officers. The Redwing complaint alleges causes of action under Sections 10(b), 18, and 20, and Rule 10b-5 of the Securities Exchange Act of 1934, Sections 12 and 15 of the Securities Act of 1933, the Georgia Blue Sky laws, as well as common law claims for breach of contract and negligent misrepresentation. By Order dated August 31, 2001, the Court granted the Defendants' motion to dismiss the Redwing complaint on venue grounds and entered judgment for the Defendants. The Plaintiff has appealed that judgment to the United States Court of Appeals for the Eleventh Circuit, which is pending.

         A second related complaint was filed in Next Century Communications Corp. v. U. Bertram Ellis, Case No. 1:01-CV-0755-TWT, United States District Court for the Northern District of Georgia. The Next Century complaint alleges fraud, negligent misrepresentation and breach of fiduciary duty. By Order dated October 17, 2001, the Court granted Defendants' motion to dismiss for failure to state a claim. The Court allowed Plaintiffs an opportunity to submit a proposed amended complaint to attempt to cure the deficiencies in pleading. The Plaintiffs have until November 16, 2001 to submit a proposed amended complaint, which Defendants would then have the right to move to dismiss.

         On or about October 24, 2001, a putative class action was filed in Turner v. iXL Enterprises, Inc., et al., Case No. 01 CV 9417, United States District Court for the Southern District of New York, against the Company, Merrill Lynch Pierce Fenner & Smith, FleetBoston Robertson Stephens, Bear Stearns & Co., Morgan Stanley & Co., U. Bertram Ellis, Jr., and M. Wayne Boylston. The complaint was purportedly filed on behalf of all persons and entities who acquired shares of the Company's stock between June 2, 1999 and December 6, 2000. The complaint seeks damages based on general allegations of false and misleading statements in the prospectus and registration statement for the Company's initial public offering related to the fees and commissions charged by the underwriters. The complaint asserts claims under Section 11 of the Securities Act of 1933 against the Company and Messrs. Ellis and Boylston and under Section 15 of the Securities Act against Messrs. Ellis and Boylston.

         On or about April 23, 2001, Dave Shuker and Paul Hemming filed suit in the State Court of Fulton County, Georgia, Case No. 01VS017123J, against iXL Enterprises, Inc. The Complaint was later amended to include iXL, Inc. as a named Defendant. Plaintiffs claim severance monies and expense reimbursements pursuant to their respective Employment Agreements. Mr. Shuker seeks $119,391.51 plus interest. Mr. Hemming seeks $189,896.69 plus interest. Both Plaintiffs also seek attorney's fees and costs. Messrs. Shuker and Hemming were executives who became affiliated with iXL, Inc. following the Redwing merger in April 2000. Messrs. Shuker and Hemming's employment with the Company was terminated at the end of 2000. Defendants filed an Answer and Counterclaims on June 14, 2001, asserting claims against Plaintiffs for breach of contract, breach of fiduciary duty, negligence, and conversion arising out of Plaintiffs' wrongful actions while they were employees. Defendants also filed a Motion to Dismiss Defendant iXL Enterprises, Inc. on June 7, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

             21        Subsidiaries of registrant

(b)      Reports on Form 8-K were filed:

         DATE OF REPORT                       DATE FILED            DATE AMENDED         ITEMS INCLUDED
         -----------------                 ----------------       ----------------      -----------------
         July 31, 2001                     August 2, 2001                                     5, 7
         October 26, 2001                  October 31, 2001       November 7, 2001            5, 7

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       iXL Enterprises, Inc.



                                       By:  /s/ W. David Morgan, III
                                            -----------------------------
                                       W. David Morgan, III
                                       Senior Vice President and Controller


Date:  November 14, 2001